Form 10-Q
period 2015-05-31
Kush Bottles, Inc.
filed 2015-07-20
CIK 1604627

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

KUSH BOTTLES, INC.

Nevada	000-55418	46-5268202
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
1800 Newport Circle
Santa Ana, CA 92705
(Address of principal executive offices)

(714) 243-4311
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of July 14, 2015, 46,217,779 shares of our common stock were issued and outstanding.

TABLE OF CONTENTS
Kush Bottles, Inc.

Part I
Item 1. Financial Statements………………..........……………………………………………………………….............	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ……………	16
Item 3. Quantitative and Qualitative Disclosures about Market Risk…………………………….…………….….....	19
Item 4. Controls and Procedures……………………………………………………...………………………….............	19
Part II
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds……………………….....................................	20
Item 6. Exhibits......................................................................................................................................................................	21
Signatures...............................................................................................................................................................................	24

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KUSH BOTTLES, INC
Condensed Consolidated Balance Sheets
(Unaudited)

	May 31,	August 31,
	2015	2014
ASSETS

CURRENT ASSETS

Cash	$132,521	$23,004
Accounts receivable, net of allowance	84,405	50,313
Prepaids	140,305	128,202
Inventory	566,605	153,040

Total Current Assets	923,836	354,559

Intangible assets	2,014,203	-
Goodwill	364,183	-
Property and equipment, net	145,247	21,551

TOTAL ASSETS	$3,447,469	$376,110

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$348,046	$97,071
Accrued expenses and other current liabilties	140,487	48,157
Notes payable - related parties	100,000	50,000
Notes payable - current portion	19,182	5,812

Total Current Liabilities	607,715	201,040

LONG-TERM DEBT

Notes payable	41,666	7,662

TOTAL LIABILITIES	649,381	208,702

COMMITMENTS and CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY

Preferred stock, $0.000 pare value, 10,0000,000 shares authrized, no shares issued and outstanding
Common stock, $0.001 par value, 265,000,000 shares authorized,
46,087,779, and 40,720,000 shares issued and outstanding, respectively	46,088	40,720
Common stock to be issued, 20,000 and 750,000 shares, respectively	-	750
Additional paid-in capital	3,402,115	535,082
Accumulated deficit	(650,115)	(409,144)

Total Stockholders' Equity	2,798,088	167,408

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,447,469	$376,110

See accompanying notes to the unaudited condensed consolidated financial statements

KUSH BOTTLES, INC
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2015	2014	2015	2014

REVENUE	$1,198,083	$474,277	$2,477,702	$1,240,828
COST OF GOODS SOLD	779,652	285,008	1,585,170	690,910

GROSS MARGIN	418,431	189,269	892,532	549,918

OPERATING EXPENSES

Depreciation	8,514	-	16,297	-
Stock compensation expense	-	209,779	-	209,779
Selling, general and administrative	484,778	261,403	1,125,881	581,795

Total Operating Expenses	493,292	471,182	1,142,178	791,574

LOSS FROM OPERATIONS	(74,861)	(281,913)	(249,646)	(241,656)

OTHER INCOME (EXPENSES)

Other income	-	-	12,980	-
Interest expense	(1,532)	(1,407)	(4,305)	(3,790)

Total Other Income (Expenses)	(1,532)	(1,407)	8,675	(3,790)

LOSS BEFORE INCOME TAXES	(76,393)	(283,320)	(240,971)	(245,446)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(76,393)	$(283,320)	$(240,971)	$(245,446)

BASIC AND DILUTED LOSS PER SHARE	$(0.002)	$(0.009)	$(0.006)	$(0.008)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	42,284,342	40,269,973	41,238,376	40,269,973

See accompanying notes to the unaudited condensed consolidated financial statements

KUSH BOTTLES, INC
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

			Common Stock		Additional
	Common Stock		to be Issued		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, August 31, 2013	32,400,000	$32,400	-	$-	$45,623	$(13,627)	$64,396

Stock issued for services	7,600,000	7,600	50,000	50	169,433	-	177,083

Stock sold to investors	220,000	220	100,000	100	219,680	-	220,000

Stock compensation	500,000	500	600,000	600	100,346	-	101,446

Net loss for the year ended
August 31, 2014	-	-	-	-	-	(395,517)	(395,517)

Balance, August 31, 2014	40,720,000	40,720	750,000	750	535,082	(409,144)	167,408

Stock issued for services	50,000	50	(50,000)	(50)	-	-	-

Stock sold to investors	1,217,779	1,218	(100,000)	(100)	700,883	-	702,001

Stock compensation	600,000	600	(600,000)	(600)	-	-	-

Acquisition of Dank Bottles, LLC	3,500,000	3,500	-	-	2,166,150	-	2,169,650

Net loss for the nine months ended
May 31, 2015	-	-	-	-	-	(240,971)	(240,971)

Balance, May 31, 2015	46,087,779	$46,088	-	$-	$3,402,115	$(650,115)	$2,798,088

See accompanying notes to the unaudited condensed consolidated financial statements

KUSH BOTTLES, INC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	May 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(240,971)	$(245,446)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Stock compensation	-	209,779
Depreciation	16,297	-

Changes in operating assets and liabilities
Accounts receivable	37,575	(35,859)
Prepaids and note receivable	(2,256)	(2,399)
Inventory	(83,914)	419
Accounts payable	10,507	115,400
Accrued expenses and other current liabilties	9,855	(25,970)

Net cash provided by (used in) operating activities	(252,907)	15,924

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of Dank Bottles, LLC	(273,725)	-
Purchase of property and equipment	(63,226)	-

Net cash used in investing activities	(336,951)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of related party loan	(50,000)	(20,000)
Proceeds from notes payable	56,086	-
Repayment of notes payable	(8,712)	(5,738)
Proceeds from sale of stock	702,001	120,000

Net cash provided by financing activities	699,375	94,262

NET INCREASE IN CASH	109,517	110,186

CASH AT BEGINNING OF PERIOD	23,004	23,664

CASH AT END OF PERIOD	$132,521	$133,850

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$4,305	$3,790
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES	$-	$-

See accompanying notes to the condensed consolidated financial statements

KUSH BOTTLES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Kush Bottles, Inc. (“the Company”) was incorporated in the state of Nevada on February 26, 2014.  The Company specializes in the wholesale distribution of packaging supplies for the cannabis industry. The Company’s wholly owned subsidiary Kim International Corporation (KIM), a California corporation, was originally incorporated as Hy Gro Economics Corporation ("Hy Gro") on December 2, 2010. On October 30, 2012, Hy Gro amended its articles of incorporation to reflect a name change to KIM International Corporation (KIM).

Recapitalization

On March 4, 2014, the shareholders of KIM exchanged all 10,000 of their common shares for 32,400,000 common shares of Kush Bottles, Inc. The operations of KIM became the operations of Kush after the share exchange and accordingly the transaction is accounted for as a recapitalization of KIM whereby the historical financial statements of KIM are presented as the historical financial statements of the combined entity.

Subsequent to the share exchange, the members of KIM owned 32,400,000 of shares of Company’s common stock, effectively obtaining operational and management control of Kush. Kush had no operations prior to the share exchange. As a result of the recapitalization, KIM was the acquiring entity in accordance with ASC 805, Business Combinations. The accumulated losses of KIM were carried forward after the completion of the share exchange. Operations prior to the share exchange were those of KIM.

All reference to common stock shares and per share amounts have been restated to effect the recapitalization which occurred on March 4, 2014.

Acquisition of Dank Bottles, LLC

On April 10, 2015, the Company entered into an equity purchase agreement to acquire all of the issued and outstanding membership interests in Dank Bottles, LLC ("Dank"), a Colorado limited liability company, effectively making Dank a wholly-owened subsidiary of the Company. In exchange for the purchased interests, the Company paid cash consideration of $373,725 and issued 3,500,000 shares of common stock to the sellers of Dank. Of the $373,725 of cash consideration, $273,725 was paid on April 10, 2015 and the remaining $100,000 is to be paid in 10 monthly installments beginning on July 31, 2015 and ending April 30, 2016.

The acquisition was accounted for using the purchase method of accounting in accordance with ASC 805, Business Combinations. As of April 10, 2015, the assets acquired, including the identifiable intangible assets, and liabilities assumed from Dank were recorded at their respective fair values. Any excess of the purchase price for the acquisition over the net fair value of Dank identified tangible and intangible assets acquired and liabilties assumed were recorded as goodwill. The fair value measurements utilize estimates based on key assumptions of the Acquisition, and historical and current market data. In order to ultimately determine the fair values of tangible and intangible assets acquired and liabilities assumed for Dank, we may engage a third party independent valuation specialist, however as of the date of this report, the valuation has not been undertaken. The Company has estimated the preliminary purchase price allocations based on historical inputs and data as of April 10, 2015. The preliminary allocation of the purchase price is based on the best information available and is pending, amongst other things: (i) the finalization of the valuations and useful lives for identified intangible assets; (ii) finalization of the valuation of accounts payable and accrued expenses; and (iii) finalization of the fair value of non-cash consideration. During the measurement period (which is the period required to obtain all necessary information that existed at the acquisition date, or to conclude that such information is unavailable, not to exceed one year), additional assets or liabilities may be recognized, or there could be changes to the amounts of assets or liabilities previously recognized on a preliminary basis, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The Company expects the purchase price allocations for the acquisition of Dank to be completed by the end of the fourth quarter of fiscal year 2015.

The following table summarizes the purchase price allocation and the estimated fair value of the next assets acquired, liabilities assumed, and indentifiable intangible assets acquired which consists of a customer list and a non-compete agreement, and the resulting amount of goodwill in the acquisition of Dank as of April 10, 2015:

Assets acquired and liabilities assumed:
Net working capital	$87,543
Property and equipment, net	76,767
Customer list	1,184,825
Non-compete	829,377
2,178,512

Goodwill	364,862

Total consideration	$2,543,374

Unaudited supplemental pro forma financial information

The following unaudited supplemental pro forma financial information represents the consolidated results of operations of the Group as if the Acquisition had occurred as of the beginning of September 1, 2013. The unaudited supplemental pro forma financial information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed the Acquisition at the beginning of the period. In addition, the unaudited supplemental pro forma financial information does not attempt to project the Group’s future results of operations after the Acquisition.

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2015	2014	2015	2014

REVENUE	$1,286,095	$472,586	$3,249,115	$1,171,463
COST OF GOODS SOLD	860,084	321,350	2,197,436	688,582

GROSS MARGIN	426,011	151,236	1,051,679	482,881

OPERATING EXPENSES

Depreciation	11,508	-	30,124	-
Stock compensation expense	-	209,779	-	209,779
Selling, general and administrative	563,321	331,322	1,412,707	651,714

Total Operating Expenses	574,829	541,101	1,442,831	861,493

LOSS FROM OPERATIONS	(148,818)	(389,865)	(391,152)	(378,612)

OTHER INCOME (EXPENSES)

Other income	-	-	1,730	-
Interest expense	(1,628)	(1,407)	(4,784)	(3,790)

Total Other Income (Expenses)	(1,628)	(1,407)	(3,054)	(3,790)

LOSS BEFORE INCOME TAXES	(150,446)	(391,272)	(394,206)	(382,402)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(150,446)	$(391,272)	$(394,206)	$(382,402)

BASIC AND DILUTED LOSS PER SHARE	$(0.003)	$(0.011)	$(0.009)	$(0.011)

(1)	Dank Bottles, LLC commenced operation on January 24, 2014.
(2)	Intercompany sales and related expensed between the Company and Dank, LLC prior to the acquisition date have been eliminated for pro-forma purposes.
(3)	This pro forma adjustments do not reflect the amortization of intangible assets acquired, if any, in the Acquisition.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes include the activity of the Company and its wholly owned subsidiaries KIM and Dank have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Our operating results for the three and nine-month period ended May 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ended August 31, 2015, or for any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended August 31, 2014, which were filed on Form 10A (amendment 2) with Securities and Exchage Commission (“SEC”).

Going Concern Matters

The accompanying condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has a net loss of $240,971 for the nine month period ended May 31, 2015, and has an accumulated deficit of $650,115 as of May 31, 2015. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

In order to continue as a going concern achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management’s plans to continue as a going concern include raising additional capital through increased sales of product and by sale of common shares. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its plans and eventually secure other sources of financing and attain profitable operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and investments having an orginal maturity of 90 days or less that are readily convertible into cash.

Accounts Receivable

Trade accounts receivable are carried at their estimated collectible amounts.  Trade credit is generally extended on a short-term basis, thus trade receivables do not bear interest.  Trade accounts receivables are periodically evaluated for collectability based on past credit history and their current financial condition. The Company’s allowance for doubtful accounts was $5,200 and $28,000 as of May 31, 2015 and August 31, 2014, respectively.

Inventory

Inventories are stated at the lower of cost or net realizable value using the first-in first out (FIFO) method. The Company’s inventory consists of finished goods of $566,605 and $153,040 as of February 28, 2015 and August 31, 2014, respectively.

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, after the asset is placed in service. Asset lives range from 3 to 7 years. Gains and losses from the retirement or disposition of property and equipment are included in operations in the period incurred.  Maintenance and repairs are expensed as incurred.

Earnings (Loss) Per Share

The Company computes net loss per share under Accounting Standards Codification subtopic 260-10, "Earnings per Share" (“ASC 260-10”).  Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock.  Diluted net loss per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.

Revenue Recognition

It is the Company’s policy that revenues from product sales is recognized in accordance with ASC 605 "Revenue Recognition".  Four basic criteria must be met before revenue can be recognized; (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding fixed nature in selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company recognizes revenues as risk and title to products transfers to the customer (which generally occurs at the time shipment is made), the sales price is fixed or determinable, and collectability is reasonably assured.   The Company defers any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Share-based Compensation

The Company account for its stock based award in accordance with Accounting Standards Codification subtopic 718-10, "Compensation", which requires fair value measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including restricted stock awards.  The Company estimates the fair value of stock using the stock price on the date of the approval of the award.  The fair value is then expensed over the requisite service periods of the awards, which is generally the performance period and the related amount is recognized in the consolidated statements of operations.

Advertising

The Company conducts advertising for the promotion of its services. In accordance with ASC Topic 720-35-25, advertising costs are charged to operations when incurred.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC 740, "Income Taxes," which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

The Company applies the provisions of ASC 740, "Accounting for Uncertainty in Income Taxes". The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the nine months ended May 31, 2015 and the fiscal year ended August 31, 2014, nor were any interest or penalties accrued as of May 31, 2015 and August 31, 2014.

Fair Value of Financial Instruments

The Company adopted ASC 820 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under this standard certain assets and liabilities must be measured at fair value, and disclosures are required for items measured at fair value.

The Company currently does not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The fair value of the Company’s cash is based on quoted prices and therefore classified as Level 1.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect management’s assumptions about the assumptions that market participants would use in pricing the asset or liability.

Reclassification

Certain reclassifications have been made to conform the prior period data to the current presentation. These reclassifications had no effect on reported net loss.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern.” The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of ASU No. 2014-15 on the Company’s consolidated financial statements once adopted.

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company is currently evaluating the impact of adopting this guidance.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 2 – CONCENTRATIONS OF RISK

Supplier Concentrations

The Company purchases inventory from various suppliers and manufacturers. For the nine months ended May 31, 2015 and 2014, two vendors accounted for approximately 50% and 84%, respectively, of total inventory purchases.

Customer Concentrations

For the period from September 1, 2014 to April 9, 2015, Dank represented 33% of the Company's revenues. On April 10, 2015, the Company acquired Dank. During the nine months ended May 31, 2014, Dank represented 20% of the Company's revenues.

NOTE 3 – RELATED-PARTY TRANSACTIONS

Shareholders have made loans to the Company. The loans are non interest bearing, unsecured and due upon demand. The Company owes $0 and $50,000 for such loans as of May 31, 2015 and August 31, 2014, respectively.

The Company leases its California and Colorado facilities from related parties. During the nine months ended May 31, 2015 and 2014, the Company made rent payments of $76,100 and $49,500, respectively, to these related parties. Total rent expense, including facilities leased from non-related parties, for the the nine months ended May 31, 2015 and 2014 was $91,594 and $63,000, respectively.

During the nine months ended May 31, 2015 and 2014, the Company purchased inventories of $0 and $131,302 from a related party, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

The major classes of fixed assets consist of the following as of May 31, 2015 and August 31, 2014:

	May 31,	August 31,
	2015	2014
Office Equipment	$17,867	$7,260
Machinery and equipment	39,078	7,020
Leasehold improvements	32,780	-
Vehicles	106,798	30,615
	196,523	44,895
Accumulated Depreciation	(51,276)	(23,344)
	$145,247	$21,551

Depreciation expense was $16,297 and $0, for the nine months ended May 31, 2015 and 2014, respectively.

NOTE 5 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	May 31,	August 31,
	2015	2014
Credit card liabilities	$23,484	$25,296
Customer deposits	61,483	-
Accrued payroll	45,338	22,861
Sales tax payable	10,182	-
	$140,487	$48,157

NOTE 6 – STOCKHOLDERS' EQUITY

Preferred Stock

The authorized preferred stock is 10,000,000 shares with a par value of $0.001. As of May 31, 2015 and August 31, 2014, the Company has no shares of preferred stock issued or outstanding.

Common Stock

The authorized common stock is 265,000,000 shares with a par value of $0.001. As of May 31, 2015 and August 31, 2014, 46,087,779 and 40,720,000 shares were issued and outstanding, respectively.

During the nine months ended May 31, 2015, the Company sold 1,217,779 shares of its common stock to investors in exchange for cash of $702,001. On April 10, 2015 in connection with the acquisition of Dank, the Company issued 3,500,000 shares of common stock to the sellers of Dank.

Stock Options

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of our stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award.

A summary of the Company’s stock option activity during the year ended May 31, 2015 and August 31, 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance Outstanding, August 31, 2013	-	$-	-	-
Granted	1,000,000	0.05	5 years	-
Exercised	-	-	-	-
Balance Outstanding, August 31, 2014	1,000,000	0.05	4.46 years	$637,500
Granted	-	-	-	-
Exercised	-	-	-	-
Balance Outstanding, May 31, 2015	1,000,000	$0.05	3.75 years	$565,100
Exercisable, May 31, 2015	1,000,000	$0.05	3.75 years	$565,100

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Lease

The Company’s corporate head-quarters and primary distribution center is located in Santa Ana, California. The Company also has facilities located in Auburn, Washington and Denver, Colorado. Each facility is leased. The California facility lease expires on August 1, 2015 and requires monthly payments of $8,000 for a total of $24,000 in future lease commitments through the end of term. The Washington facility expires on December 31, 2015 and provides for monthly payments of $1,739 for a total future commitment of $12,173 through the end of the term. The Colorado facility lease expires on March 31, 2020 and requires escalating monthly payments, ranging between $4,800 to $5,800, for a total of $319,800 in future lease commitments through the end of term.

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims as of May 31, 2015 and August 31, 2014.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent issuance of Common Stock

Subsequent to May 31, 2015 and through July 14, 2015, the Company sold 20,000 shares of its common stock to investors in exchange for cash consideration of $10,000.

Subsequent Financing

On June 25, 2015, the Company advanced $100,000 on its revolving line of credit.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

Cautionary Statement Concerning Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and related notes included in this report.  This report contains “forward-looking statements.” The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.  The forward-looking events discussed in this report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties, and assumptions about us.  For these statements, we claim the protection of the “bespeaks caution” doctrine.  All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results to differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements.

Overview

Kush Bottles, Inc. ("Kush" or the "Company") provides customizable packaging products, materials and supplies for the cannabis industry. Representative examples of our products include pop-top bottles, exit/barrier bags, tubes, and other small-sized containers. We sell our solutions predominantly to businesses operating in jurisdictions that have some form of cannabis decriminalization. These businesses include medical and recreational dispensaries, large and small scale processors, and packaging re-distributors. We also sell direct to consumers primarily via our online store.

We believe that we have created one of the largest product libraries in the cannabis industry, allowing us to be a comprehensive solutions provider to our customers. Our extensive knowledge of the regulatory environment applicable to the cannabis industry allows us to quickly adapt to our customers' packaging requirements. We maintain the flexibility to enter the markets of decriminalized regions by establishing re-distributor partnerships or opening new facilities. We also have the flexibility to introduce new products and services to our vast customer network. We have no supplier purchase commitments and no take or pay arrangements. In addition to these factors, we believe that we offer competitive pricing, prompt deliveries, and excellent customer service. We expect continued growth as we take measures to invest in our own molds and intellectual property.

On April 10, 2015, the Company paid cash consideration of $373,725 and issued 3,500,000 shares of common stock to the sellers of Dank Bottles, LLC ("Dank"), in exchange for all of 100% of the membership interests in Dank. Kush is identified as the acquiring company for US GAAP accounting purposes. Under the acquisition method of accounting, as of the effective time of the business combination, the assets acquired, including the identifiable intangible assets, and liabilities assumed from Dank were recorded at their respective fair values. Any excess of the purchase price for the business combination over the net fair value of Dank identified assets and intangible assets acquired and liabilities assumed were recorded as goodwill. The operational results discussed below include the activity for Dank from April 10, 2015 to May 31, 2015.

Results of Operations – Comparison for the three and nine-month periods ended May 31, 2015 and 2014

Total revenues increased from $474,277 and $1,240,828 during the three and nine month periods ended May 31, 2014, respectively, to $1,198,083 and $2,477,702 for the three and nine month periods ended May 31, 2015, respectively, which represents an increase of $723,806 or 153% and $1,236,874 or 100%, respectively. This increase is primarily due to continued sales growth in California, Washington, and Colorado. Dank revenues for the period from April 10, 2015 to May 31, 2015 accounted for $371,501 of the increase. Sales growth was not significantly impacted by inflation or changes in pricing. Cost of goods sold increased from $285,008 and $690,910 during the three and nine month periods ended May 31, 2014 to $779,652 and $1,585,170 during the three and nine month periods ended May 31, 2015, respectively, which represents an increase of $494,644 or 174% and $894,260 or 129%, respectively. The two primary components of cost of goods sold include direct purchases and freight. Gross profits for the three and nine month periods ended May 31, 2015 amounted to $418,431 for a 35% gross margin and $892,532 for a 36% gross margin, respectively. Gross profits for the three and nine month periods ended May 31, 2014 amounted to $189,269 for a 40% gross margin and $549,918 for a 44% gross margin, respectively. Gross Profits increased by $229,162 or 121% and $342,614 or 62% during the three and nine month periods ended May 31, 2015, respectively. The primary source of the increase in sales, cost of goods sold, and gross profits is due to sales to Dank during the period from September 1, 2014 to April 9, 2015, which amounted to $577,479, and revenues derived from Colorado from the effective date of the acquisition of Dank on April 10, 2015 to May 31, 2015.

Operating expenses for the three and nine month periods ended May 31, 2015 amounted to $493,292 and $1,142,178, respectively, compared to $471,182 and $791,574 for the three and nine month periods ended May 31, 2014, an increase of $22,110 or 5% and $350,604 or 44%, respectively. For the nine month period ended May 31, 2015, the increase in operating expenses stems from increases in professional fees and payroll. Payroll and payroll related costs increased by $311,469 during the nine month period ended May 31, 2015 due to the increase in head-count and salary levels. Professional fees increased $47,952 during the nine month period ended May 31, 2015 as a result of engaging counsel to provide SEC and corporate legal services.

The net result for the three and nine month periods ended May 31, 2015 was a loss of $76,393 or $0.002 loss per share and a loss of $240,971 or $0.006 per share, compared to a net loss of $283,320 and $245,446 for the three and nine month periods ended May 31, 2014.

Liquidity and Capital Resources

At May 31, 2015, we had cash of $135,521 and a working capital surplus of $316,121.

Cash Flows from Operating Activities

For the nine month period ended May 31, 2015, net cash used in operating activities was $252,907 compared to $15,924 in net cash provided by operating activities for the nine month period ended May 31, 2014. The change is primarily attributed to the net loss of $240,971 for the nine month period ended May 31, 2015 and the use of cash to support the Company's efforts in building a larger and more diverse stock of inventory.

Cash Flows from Investing Activities

Net cash used in investing activities increased from $0 to $336,951 for the nine month period ended May 31, 2014 and 2015, respectively, primarily as a result of the cash outflow of $273,725 required to consummate the acquisition of Dank on April 10, 2015.

Cash Flows from Financing Activities

Net cash provided by financing activities increased from $94,262 to $699,375 for the nine month period ended May 31, 2014 and 2015, respectively. The change is primarily attributed to the sale of shares of the Company's common stock in private placement offerings in exchange for cash of $702,001 during the nine month period ended May 31, 2015 compared to $120,000 in offerings during the nine month period ended May 31, 2014.

Historically, the Company has had operating losses and negative cash flows from operations. The Company has a net loss of $240,971 for the nine month period ended May 31, 2015, and has an accumulated deficit of $650,115 as of May 31, 2015. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. These uncertainties cast significant doubt upon the Company’s ability to continue as a going concern. The Company will need to raise capital in order to fund its operations. This need may be adversely impacted by uncertain market conditions and changes in the regulatory environment. To address its financing requirements, the Company intends to seek financing through debt and equity issuances and rights offerings to existing stockholders.

Specifically, management has identified that a minimum of $500,000 of capital is needed over the next 12 months in order sustain operations. These capital needs take into account, among other things, management's plans to alleviate cash constraints over the next 12 months by increasing sales volume and gross margin through the acquisition of Dank Bottles, LLC on April 10, 2015, who was a key main re-distributor during fiscal 2014. Management expects to utilize the $500,000 for the acquisition of Dank, $100,000, acquisition of equipment, $50,000, and balance of the funds, $350,000, will be used for working capital. Moreover, on April 6, 2015, the Company entered into a $240,000 revolving line of credit facility with a financial institution, which the Company can utilize to fund working capital requirements. Furthermore, management has outlined a plan to raise $1,000,000 in capital over the next 12 months through the issuance of shares of the Company's common stock to accredited investors.  Management believes that the capital raised through these methods will be sufficient to sustain operations for the next 12 months.  However, the outcome of these matters cannot be predicted with certainty at this time.

Off-Balance Sheet Transactions

We have no off-balance sheet transactions.

Critical Accounting Policies and Estimates

We disclose those accounting policies that we consider to be significant in determining the amounts to be utilized for communicating our consolidated financial position, results of operations and cash flows in the first note to our consolidated financial statements included elsewhere herein. Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from these estimates, but management does not believe such differences will materially affect our financial position or results of operations. We believe that the following accounting policies are the most critical because they have the greatest impact on the presentation of our financial condition and results of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable and Allowance for Bad Debts

Trade accounts receivable are carried at their estimated collectible amounts.  Trade credit is generally extended on a short-term basis, thus trade receivables do not bear interest.  Trade accounts receivables are periodically evaluated for collectability based on past credit history and their current financial condition.

Inventory

Inventories are stated at the lower of cost or net realizable value using the first-in first out (FIFO) method.

Earnings (Loss) Per Share

The Company computes net loss per share under Accounting Standards Codification subtopic 260-10, "Earnings per Share" (“ASC 260-10”).  Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock.  Diluted net loss per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.

Revenue Recognition

It is the Company’s policy that revenues from product sales is recognized in accordance with ASC 605 "Revenue Recognition".  Four basic criteria must be met before revenue can be recognized; (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding fixed nature in selling prices of the products delivered and the collectability of those amounts.  The Company has not implemented any specific rebate programs. Provisions for discounts to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company has not established a formal customer incentive program, but considers and accomodates discounts to certain customers on a case by case basis, including by way of example, for volume shipping or for certain new customers with orders over a specific discretionary dollar threshold. Consistent with ASC 605-15-25-1, the Company considers factors such as historical return of products, estimated remaining shelf life, price changes from competitors, and introductions of competing products in establishing a refund allowance.  The Company recognizes revenues as risk and title to products transfers to the customer (which generally occurs at the time shipment is made), the sales price is fixed or determinable, and collectability is reasonably assured.  The Company defers any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Share-based Compensation

The Company account for its stock based award in accordance with Accounting Standards Codification subtopic 718-10, "Compensation", which requires fair value measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including restricted stock awards.  The Company estimates the fair value of stock using the stock price on the date of the approval of the award.  The fair value is then expensed over the requisite service periods of the awards, which is generally the performance period and the related amount is recognized in the consolidated statements of operations.

 Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC 740, "Income Taxes," which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

The Company applies the provisions of ASC 740, "Accounting for Uncertainty in Income Taxes". The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.

Foreign Currency Transactions

None.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 4.  CONTROLS AND PROCEDURES

We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.

Our procedures have been designed to ensure that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the evaluation date our disclosure controls and procedures are effective.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not subject to any legal proceedings responsive to this Item Number.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales to accredited investors.  During fiscal year 2014, we sold 320,000 unregistered shares of Company common stock for cash to accredited investors who are not our directors, officers, employees or other service providers at a weighted average offering price of $0.6875 per share.  The total amount of cash consideration paid to us for these securities was $220,000.  Subsequent to August 31, 2014 and through the date of this filing we sold 1,247,779 unregistered shares of Company common stock for cash to accredited investors who are not our directors, officers, employees or other service providers at a weighted average offering price of $0.5947 per share. The total amount of cash consideration paid to us for these securities was $742,000.  We received only cash consideration for the sale of these securities.

These securities were issued without registration under the Securities Act in reliance on registration exemptions contained in Section 4(a)(2) of the Securities Act and Regulation D as transactions by an issuer not involving any public offering.  The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.

We have used and we intend to use the proceeds from all sales for cash of unregistered shares of Company common stock for the purchase of equipment for operations, supplies and payroll for operations, professional fees, and working capital.

Sales and grants pursuant to contracts relating to compensation for services.  During fiscal year 2014, we granted 8,750,000 unregistered shares of Company common stock for services and granted options to purchase 1,000,000 unregistered shares of Company common stock to our directors, officers, employees and other services providers pursuant to written and oral agreements relating to compensation for services.  The weighted average fair value of these shares was $0.03 per share.  The weighted average exercise price of these options was $0.05 per share.  We received only services consideration for these securities.

All of these securities were sold and granted without registration under the Securities Act in reliance on registration exemptions contained in Rule 701 under the Securities Act as exempt offers and sales of securities pursuant to contracts relating to compensation.  The recipients of securities in each such transaction are services providers who provided services to us.

Sales and grants pursuant to business combinations.  On April 10, 2015, as partial purchase consideration for the acquisition of Dank, we issued 3,500,000 unregistered shares of Company common stock to the sellers of Dank.  The fair value of these shares at closing of this acquisition was $0.62 per share, as determined by our Board of Directors. The Board determined this valuation should be calculated based on the weighted average price of Company shares sold for cash to investors from the period from March 19, 2014 through April 10, 2015.

These securities were issued without registration under the Securities Act in reliance on registration exemptions contained in Section 4(a)(2) of the Securities Act and Regulation D as transactions by an issuer not involving any public offering.  The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.

There were no public or underwritten offerings employed in connection with and no Securities Act registrations with respect to any of the transactions set forth above.

ITEM 6.  EXHIBITS

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Certificate of Incorporation filed with the Secretary of State of Nevada on February 26, 2014.	3.1	Form 10 (A/1)	5/29/2015

Certificate of Amendment filed with the Secretary of State of Nevada on March 7, 2014.	3.2	Form 10 (A/1)	5/29/2015

Bylaws of Kush Bottles, Inc.	3.3	Form 10 (A/1)	5/29/2015

Employment Agreement effective February 18, 2014, by and between KIM International Corporation and Ben Wu.	10.1	Form 10 (A/1)	5/29/2015

Employment Agreement effective July 28, 2014, by and between Kush Bottles, Inc. and Chris Martin.	10.2	Form 10 (A/1)	5/29/2015

Royalty Agreement effective September 11, 2014, by and between KB Mold Company and KIM International Corporation	10.3	Form 10 (A/1)	5/29/2015

Sublease Agreement effective August 1, 2012	10.4	Form 10 (A/1)	5/29/2015

Lease Agreement effective December 31, 2014	10.5	Form 10 (A/1)	5/29/2015

Stock Purchase Agreement effective March 4, 2014	10.6	Form 10 (A/1)	5/29/2015

Promissory Note effective December 3, 2014 by and between Dank Bottles, LLC and KIM International Corporation	10.7	Form 10 (A/1)	5/29/2015

Equity Purchase Agreement by and between Kush Bottles, Inc. and members of Dank Bottles, LLC, dated April 10, 2015	10.8	Form 10 (A/1)	5/29/2015

Opus Bank Revolving Line of Credit Agreement, dated April 15, 2015	10.9	Form 10 (A/1)	5/29/2015

Board of Director Services Agreement, effective May 4, 2015, between the KUSH Bottles, Inc. and Greg Gamet	10.10	Form 10 (A/1)	5/29/2015

Certification pursuant to Rule 13a-14(a)	31.1			X

Certification of pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

XBRL Instance Document	101.INS			X

XBRL Taxonomy Extension Schema Document	101.SCH			X

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X

XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

KUSH BOTTLES, INC.

Date:  July 17, 2015             By:           /s/ Nicholas Kovacevich
Secretary

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 17, 2015

/s/ Nicholas Kovacevich
Nicholas Kovacevich
Chief Executive Officer Secretary Director

/s/ Chris Martin
Chris Martin
Chief Financial Officer