Form 10-K
period 2015-08-31
Kush Bottles, Inc.
filed 2015-11-30
CIK 1604627

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

 (Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-55418

KUSH BOTTLES, INC.
(Name of small business issuer as specified in its charter)

Nevada	46-5268202
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1800 Newport Circle, Santa Ana, CA 92705 (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:                                                                                                (714) 243-4311
Securities registered pursuant to Section 12(b) of the Act:                                                                                       None
Securities registered pursuant to Section 12(g) of the Act:                                                                                       Common Stock, $.001par value
___________________

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  No [X]

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates on February 28, 2015 is unknown because our common equity does not yet trade in the public market.

As of November 30, 2015, there were 46,132,779 shares of our common stock were issued and outstanding.

FORM 10-K

KUSH BOTTLES, INC.

PART I

Item 1.   Business

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “Kush”, “Kush Bottles”, “the Company” ,“we,” “us,” and “our,” refer to Kush Bottles, Inc., a Nevada corporation.

CAUTIONARY STATEMENT

Except for historical matters, the matters discussed in this Form 10-K are forward-looking statements that are subject to significant risks and uncertainties. These statements are generally indicated by the use of forward-looking terminology such as the words “estimate”, “could”, “should”, “would”, “likely”, “may”, “will”, “plan”, “intend”, “believes”, “expects”, “anticipates”, “projected”, or other similar words that express an indication of actions or results of actions that may or are expected to occur in the future. These statements appear in a number of places throughout this Form 10-K and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industries in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Forward-looking statements are not guarantees of future performance. Our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10.  Important factors that could cause those differences include, but are not limited to:

•	competition from other companies and our ability to retain and increase our market share;
•	our ability to generate growth or profitable growth;
•	our ability to hire and retain qualified personnel;
•	our ability to acquire required equipment and supplies to meet customer demand;
•	our ability to raise debt or equity financing as required to meet certain existing obligations;
•	general local and global economic, regulatory and financial conditions.

Forward-looking statements include, but are not limited to, statements regarding our strategy and future plans, future business condition and financial results, our capital expenditure plans, future market demand, future regulatory or other developments in our industry.  All forward-looking statements in this Form 10 are based on information currently available to us as of the date of this report.  We assume no obligation to update any forward-looking statements, except as required by applicable law.

Emerging Growth Company

We are an “emerging growth company” under the federal securities laws (as that term is used in the Jumpstart Our Business Startups Act of 2012) and will be subject to certain reduced public company reporting requirements.

As a company with less than $1.0 billion in revenue during our most recently completed fiscal year, we qualify as an "emerging growth company" as defined in Section 2(a) of the Securities Act of 1933, as amended, which we refer to as the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable, in general, to public companies that are not emerging growth companies. These provisions include:

•	Reduced disclosure about our executive compensation arrangements;

•	No non-binding shareholder advisory votes on executive compensation or golden parachute arrangements;

•	Exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting; and

•	Reduced disclosure of financial information in this prospectus, including two years of audited financial information and two years of selected financial information.

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.0 billion in annual revenues as of the end of a fiscal year, if we are deemed to be a large-accelerated filer under the rules of the Securities and Exchange Commission, or if we issue more than $1.0 billion of non-convertible debt over a three-year-period.

Our Corporate History and Background

Kush Bottles, Inc. was incorporated in the state of Nevada on February 26, 2014.  The Company specializes in the wholesale distribution of packaging supplies for the cannabis industry. The Company’s wholly owned subsidiary Kim International Corporation (KIM), a California corporation, was originally incorporated as Hy Gro Economics Corporation ("Hy Gro") on December 2, 2010. On October 30, 2012, Hy Gro amended its articles of incorporation to reflect a name change to KIM International Corporation (KIM).

On April 10, 2015, the Company entered into an equity purchase agreement to acquire all of the issued and outstanding membership interests in Dank Bottles, LLC ("Dank"), a Colorado limited liability company. In exchange for the purchased interests, the Company paid cash consideration of $373,725 and issued 3,500,000 shares of common stock to the sellers of Dank. Of the $373,725 of cash consideration, $273,725 was paid on April 10, 2015 and the remaining $100,000 is to be paid in 10 monthly installments beginning on July 31, 2015 and ending April 30, 2016. Effective April 10, 2015, Dank is now a wholly-owned subsidiary of Kush.

Recapitalization

On March 4, 2014, the stockholders of KIM exchanged all 10,000 of their common shares of KIM for 32,400,000 common shares of Kush. The operations of KIM became the operations of Kush after the share exchange and accordingly the transaction is accounted for as a recapitalization of KIM whereby the historical financial statements of KIM are presented as the historical financial statements of the combined entity.

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

Recent Developments; Unregistered Sales of Equity Securities

From March 19, 2014 through the date of this filing, we entered into Purchase Agreements with certain accredited investors pursuant to which we raised $957,000 in a private placement financing and issued 1,482,779 shares of common stock.

On April 6, 2015, the Company entered into a $240,000 revolving line of credit facility with a financial institution. The minimum advance is $10,000. Interest accrues at prime plus 2.75% and is payable monthly. The loan is secured by the assets of the Company excluding patents. The loan matures on April 1, 2016.

On May 4, 2015, the Board appointed Greg Gamet as a director.  The Company entered into a Board of Directors Services Agreement with Mr. Gamet effective May 4, 2015.

Company and Product Overview

Kush Bottles, Inc. markets and sells packaging products and solutions to customers operating in the regulated medical and recreational cannabis industries.  As an innovator in custom packaging design and implementation, we combine creativity with compliance to provide the right solutions for our customers.  The ability to source almost anything a customer needs makes us a one-stop-shop packaging solutions provider.  We also provide custom branding on packaging products.  This feature allows our customers to turn their packaging into marketing or re-marketing campaigns. Our core products are in accordance with Title 16 of the Code of Federal Regulations Part 1700 of the Poison Prevention Packaging Act.  The testing standards for certification meet the stringent requirements as set by the Consumer Product Safety Commission (“CPSC”) and ASTM International (“ASTM”).  In addition, the materials used for production are FDA-approved food grade and BPA-free.  By offering a product mix that is already tested compliant, we give peace of mind to customers and reduce liability on their end.  By working with a broad array of manufacturers, we can offer quick solutions to our customers and ensure that their products will be of superior grade and made with environmentally safe materials.

Our packaging business primarily consists of bottles, bags, tubes, and containers. We maintain relationships with a broad range of manufacturers, which enables us to source a plethora of packaging products in a cost effective manner and pass such cost savings to our customers. In addition to a complete product line, we have sophisticated labeling and customization capabilities, which allow us to add significant value to our customers’ packaging design processes. Our products are utilized by local urban farmers, green house growers, and medical and recreational cannabis dispensaries.

Bottles. Our flagship product is the certified child-resistant Phillips RX pop-top vial.  Our pop top bottles meet all of the standards for both CPSC and ASTM.  The pop-top bottle is unique to the pharmaceutical packaging world because instead of a traditional push and turn bottle, the pop-top requires a squeeze motion that actually pops the attached top up and open. We carry the bottles in various sizes and colors.  We believe, based on management estimates, that we are a leading packaging supplier in the cannabis market.

Bags. We provide an array of packaging solutions in the form of a bag.  The selection of bags we provide includes child resistant exit bags, traditional paper exit bags, and a vast selection of food grade safe foil barrier bags.  All bags are available in stock designs and are fully customizable.

Tubes. We offer a complete line of tubes in two standard sizes, each available in a wide variety of colors. We believe that we are one of the largest suppliers of tubes to the cannabis industry in the United States. Our focus and investments are made to ensure that we are able to meet the increasing trend towards impermeable casing, substantially extending shelf life for pre-packaging. The tubes have a positive seal for enhanced freshness and are odor tight for secure storage and content privacy.  All tubes are medical grade plastic, BPA-free, and molded of natural gas based polypropylene in compliance with FDA regulation. We maintain several unique designs in this market that combine tube and closure that we believe are viewed as very innovative both in appearance and functionality. We believe that our ability to provide creative package designs, combined with a complementary line of closures, makes us a preferred supplier for many customers in our target market.

Containers. We provide a diverse selection of smaller sized containers composed of either polystyrene, polypropylene or silicone. Our screw-top silicone containers come in assorted customizable colors and are composed of non-stick material whereas our BPA-free medical grade polypropylene hinged-top containers maintain an odorless seal.

Marketing and Sales

We sell into two distinct markets: our business-to-business market, which includes legally operating medical and adult-use dispensaries, growers, and MIP producers (Marijuana Infused Products) in states with marijuana programs; and our business-to-consumer market, which sells products directly to the end-user. We reach our large and diversified customer base through our direct sales force and the strategic use of re-distributors. Our sales, fulfillment and support staff meet with customers to understand their needs and improve our product offerings and services.  We are able to dedicate certain sales and marketing efforts to particular products, customers or geographic regions, when applicable, which enables us to develop expertise that we believe is valued by our customers.  In addition, inside sales representatives, marketing managers, and executives oversee the marketing and sales efforts.  Operational personnel work closely with sales personnel and customer service representatives to satisfy customers’ needs through the distribution of high-quality products, on-time deliveries, value-added regulatory insight, and customized branding solutions.

Our marketing activities include brand and logo development, advertising, websites, public relations, newsletters, catalogs and brochures, and all other points of contact with customers and prospective customers. We have ongoing campaigns in each of these areas, which are detailed below.

Branding. We believe that we have built one of the strongest and most recognizable brands in the cannabis industry. We recognized early on the importance of creating a strong, identifiable and lasting brand that would separate the Company from the competition, and resonate with customers. Our logo, our name, the style of our ads, and all collateral material reflect our “brand image.”

Advertising. As part of our branding and awareness campaigns, we have secured premium placements (back cover) ads in several regional additions of one of the most highly regarded industry publications. We believe our ads on this back cover draw people into our brand and help solidify our position as a market leader. We also run ads periodically in other trade publications and on specific websites that reach our target audience.

Public Relations. We have an active public relations program, which has helped build the Kush brand and position the Company not only as a leader in the industry, but as the company with expertise in compliance issues and depth of understanding into state and local regulations governing the cannabis industry. This expertise is provided to our business-to-business customers, to help them stay compliant and operate within all applicable rules. We believe that we have enjoyed great success in our public relations campaigns, and have appeared in numerous newspaper articles and television reports.

Email Marketing. We maintain a list of our customers and prospects, and we email to them regularly. These campaigns may be seasonally based (i.e. Holiday Specials), or may be “news” based to act as a vehicle to communicate important information.  Staying in touch with our customers and our prospects is another key component in our marketing program.

Collateral. We have designed brochures, sales sheets, and catalogs that we use in our sales and marketing programs. These professionally designed and quality-printed pieces have been created using the Kush brand guidelines, and help promote the Company while serving as useful sales tools.

Sales. We have a team of sales professionals that drive our revenues. These dedicated individuals maintain contact with existing clients and secure on-going orders, as well as have frequent communications with prospective customers. Our sales team works both inside and outside the office, working the telephones and meeting with clients and prospects as often as possible.

Competition. We believe that we have differentiated ourselves from competitors due to several factors: We have built what we consider to be one of the strongest brands in the industry. We have the highest quality and largest variety of products that meet the certification standards for child-resistance. Additionally, we have a knowledge base and expertise that is unmatched in our industry. As a result, we have become more than just a supplier to our customers – we have become a trusted partner, with insight and recommendations that help our customers’ businesses grow and thrive.

Dependence on Major Customers

During our August 31, 2014 fiscal year, Dank represented 22% of our revenues. On April 10, 2015, we acquired Dank. During our August 31, 2015 fiscal year, no customer represented over 10% of revenues.

Sources and Availability of Products

F&S Tool, Inc. is the principal supplier of our Phillips RX child-resistant pop-top bottles. We purchase products and raw materials from different suppliers from time to time on a non-exclusive basis.  Except as described below in "Royalty Agreements," we purchase all products and raw materials from suppliers by purchase order.  Our purchase orders are executed on a “spot” basis and contain market pricing, shipment and delivery terms and conditions only.  With the exception of the royalty agreement described below, we do not have any agreement or arrangement with any supplier other than purchase orders.  For example, we have no agreements or arrangements regarding supplier commitments to medium term or long term products or raw materials supply, to provide products or raw materials in quantities sufficient for our requirements or to maintain particular levels of supply capacity. We believe that we have maintained strong relationships with our suppliers. We expect that such relationships will continue into the foreseeable future, but we can provide no assurances that these relationships will continue. Based on our experience, we believe that adequate quantities of the raw materials which are used to manufacture our products (i.e. plastic resins) will be available at market prices, but we can provide no assurances as to such availability or the prices thereof.

Research and Development Activities

Since inception of the business and through the date of this filing, we have incurred $17,156 of expenses towards the research and development of a new child-resistant tube. We have filed a patent on this product. The patent is pending approval. Our costs to develop this product have been financed by internal cash flows and not been borne directly by our customers.

Royalty Agreements

On September 11, 2014, the Company entered into a royalty agreement with KB Mold Company ("KB Mold"), a related party. KB Mold owns the mold that produces the new child-resistant tube that is the subject of the Company’s pending patent. Per the terms of the agreement, the Company is obligated to pay KB Mold a royalty of $0.015 for every tube delivered to Kush from this mold. Kush is obligated to purchase 325,000 tubes every three months, beginning on April 29, 2015, the day the first order was received, through December 31, 2019. After ordering and having paid royalties to KB Mold on a minimum of 2,250,000 products, Kush will have the option to purchase the mold from KB Mold for the amount of all direct costs invested by Kush into the mold.

Employees

As of the date of this filing, we have 29 full-time employees. Our employees work at our three facilities located in Santa Ana, California, Denver, Colorado, and Auburn, Washington. Our relations with employees remain satisfactory and there have been no significant work stoppages or other labor disputes.

Environmental Matters and Government Regulation

The Food and Drug Administration (“FDA”) regulates the material content of direct-contact food and drug packages, including certain packages we manufacture pursuant to the Federal Food, Drug and Cosmetics Act. Certain of our products are also regulated by the Consumer Product Safety Commission (“CPSC”) pursuant to various federal laws, including the Consumer Product Safety Act and the Poison Prevention Packaging Act. Both the FDA and the CPSC can require the manufacturer of defective products to repurchase or recall such products and may also impose fines or penalties on the manufacturer. Similar laws exist in some states, cities and other countries in which we sell our products. We use FDA approved resins and pigments in our products that directly contact food and drug products, and our products are in material compliance with all applicable requirements.

The plastics industry, including us, is subject to existing and potential federal, state, local and foreign legislation designed to reduce solid waste by requiring, among other things, plastics to be degradable in landfills, minimum levels of recycled content, various recycling requirements, disposal fees, and limits on the use of plastic products. In particular, certain states have enacted legislation requiring products packaged in plastic containers to comply with standards intended to encourage recycling and increased use of recycled materials. In addition, various consumer and special interest groups have lobbied from time to time for the implementation of these and other similar measures. We believe that the legislation promulgated to date and such initiatives to date have not had a material adverse effect on us. There can be no assurance that any such future legislative or regulatory efforts or future initiatives would not have a material adverse effect on us.

Twenty states currently have some form of medical and recreational cannabis legalization/decriminalization laws. We believe that another 8 states will have some form of voting regarding legislation of cannabis legalization/decriminalization laws in the next 24 months. We do not believe that federal or any state laws prohibit us from selling our packaging products to cannabis growers and dispensers.

Emerging Growth Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act.  For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards.  As a result we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Circumstances could cause us to lose emerging growth company status.  We will qualify as an emerging growth company until the earliest of:

-- The last day of our first fiscal year during which we have total annual gross revenues of $1 billion or more;

-- The last day of our fiscal year following the fifth anniversary of the date of our initial public offering;

-- The date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period; or

-- The date on which we qualify as a “large accelerated filer” under the Exchange Act (qualifying as a large accelerated filer means, among other things, having a public float in excess of $700 million).

How to Obtain our SEC Filings

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports, are available on our website at www.kushbottles.com, as soon as reasonably practicable after we file these reports electronically with, or furnish them to, the Securities and Exchange Commission (“SEC”). Except as otherwise stated in these reports, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC.

Item 1A.  Risk Factors

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by Item 304 of Regulation S-K.

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties

At present, we do not hold title to any real estate property. All of our properties are leased.  We do not have any mortgages, liens or encumbrances against any such properties. Our corporate head-quarters and primary distribution center is located in a leased facility at 1800 Newport Circle, Santa Ana, CA 92705, and consists of approximately 10,000 square feet of administrative, sales and distribution offices.  The current lease runs until August 1, 2017.  We lease a facility in Auburn, Washington which is utilized as a fulfillment and distribution center for the Pacific Northwest region. The lease runs until December 31, 2015.

Effective April 10, 2015 and following the acquisition of Dank, we also lease a facility in Denver, Colorado, which is the headquarters of operations for our wholly-owned subsidiary, Dank. The lease runs through March 31, 2020. We believe that our property and equipment is well-maintained, in good operating condition and adequate for our present needs.

Item 3.  Legal Proceedings

We are not a party to any legal proceedings responsive to this Item number.

Item 4.  Mining Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no current market for our securities. We intend to have our common stock quoted on OTCMarkets.com.

Holders

At of the date of this report, we have approximately 175 holders of record of our common stock.

As of November 30, 2015, there are options exercisable for 1,000,000 shares of our common stock granted to Ben Wu, Chief Operating Officer, which are outstanding and fully exercisable.

As of November 30, 2015, there are 46,132,779 shares of the Company's common stock issued and outstanding. Of this total, 34,402,500 shares of the Company's common stock, representing 75% of our issued and outstanding shares, are held by affiliates.

Dividends

We have not declared any cash dividends on any class of our securities and we do not have any restrictions that currently limit, or are likely to limit, our ability to pay dividends now or in the future.

Securities authorized for issuance under equity compensation plans

We currently have no Equity Compensation Plans and we do not have any securities authorized for issuance under equity compensation plans.

The Securities Enforcement and Penny Stock Reform Act of 1990

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. The shares offered by this prospectus constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

●	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

●
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

●	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

●	contains a toll-free telephone number for inquiries on disciplinary actions;

●	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

●	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

 The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

●	the bid and offer quotations for the penny stock;

●	the compensation of the broker-dealer and its salesperson in the transaction;

●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

●	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Psge 8

Item 6.  Selected Financial Data.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in this report.  This report contains “forward-looking statements.” The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

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

On April 10, 2015, the Company paid cash consideration of $373,725 and issued 3,500,000 shares of common stock to the sellers of Dank Bottles, LLC ("Dank"), in exchange for all of 100% of the membership interests in Dank. Kush is identified as the acquiring company for US GAAP accounting purposes. Under the acquisition method of accounting, as of the effective time of the business combination, the assets acquired, including the identifiable intangible assets, and liabilities assumed from Dank were recorded at their respective fair values. Any excess of the purchase price for the business combination over the net fair value of Dank identified assets and intangible assets acquired and liabilities assumed were recorded as goodwill. The operational results discussed below include the activity for Dank from April 10, 2015 to August 31, 2015.

Discussion of Results of Operations for Fiscal 2015 Compared to Fiscal 2014

Total revenues increased from $1,710,286 in fiscal 2014 to $4,013,571 in fiscal 2015, an increase of $2,303,285 or 135%. This increase is primarily attributed to the acquisition of Dank on April 10, 2015, which effectively enabled the Company to capture a large portion of the market share in the state of Colorado. Dank revenues for the period from April 10, 2015 to August 31, 2015 accounted for $1,196,862. Sales to Dank prior to the acquisition for the period from September 1, 2014 to April 9, 2015 accounted for $578,918. In addition, growth in volume of customer orders throughout the fiscal year in the states of Oregon and Washington contributed to the increase in revenues. Sales growth was not significantly impacted by inflation or changes in pricing. Cost of goods sold increased from $987,094 in fiscal 2014 to $2,585,397 in fiscal 2015, an increase of $1,598,303 or 162%. The two primary components of cost of goods sold include direct purchases and freight. Gross profits in fiscal 2015 amounted to $1,428,174 for a 36% gross margin. Gross profits in fiscal 2014 amounted to $723,192 for a 42% gross margin. Gross Profits increased by $704,982 in fiscal 2015 or 97%. The driving factor behind the increase in sales, cost of goods sold, and gross profits in fiscal 2015 is due to the acquisition of Dank and increased activity in the states of Washington and Oregon.

Cost of goods sold fiscal 2015 was $2,585,397, which compares to cost of goods sold of $987,094 for fiscal 2014.  Our revenue increased during the fiscal year ended August 31, 2015, and as our revenue increased, our cost of goods sold correspondingly increased.

Operating expenses in fiscal 2015 amounted to $1,773,895 compared to $1,113,577 in fiscal 2014, an increase of $660,318 or 59%. The increase stems from the additional operating expenses assumed in the acquisition of Dank in addition to increases in payroll, professional fees, insurance, and rent. Payroll and payroll related expenses increased by $544,836 or 132% in fiscal 2015 due to the increase in head-count, notably an increase of 15. Professional fees increased by $64,213 or 648%. Rent expense increased $44,210 or 48% in fiscal 2015 due to increased rents and the new facility in Colorado. Insurance increased by $32,002 or 644%.

The net result for the fiscal year ended August 31, 2015 was a loss of $339,303 or $0.008 loss per share, compared to a loss of $395,517 or $0.010 loss per share for the prior fiscal year.

Liquidity and Capital Resources

At August 31, 2015, we had cash of $201,259 and a working capital surplus of $207,481.

Cash Flows from Operating Activities

Net cash used in operating activities decreased from $228,664 in fiscal 2014 to $202,228 in fiscal 2015. The change is primarily attributed to the decrease in the Company's net loss ($395,517 in fiscal 2014 compared to $339,303 in fiscal 2015). The other significant factors include changes in prepaids and inventory. The Company prepaid for $125,000 of inventory which remained in process and in-transit as of August 31, 2014. The Company focused heavily on expanding its inventory levels in fiscal 2015.

Cash Flows from Investing Activities

Net cash used in investing activities increased from $14,281 in fiscal 2014 to $410,945 in fiscal 2015. The significant increase is due to the $273,725 cash outflow required to acquire Dank. The Company also invested in acquiring new vehicles and machinery.

Cash Flows from Financing Activities

Net cash provided by financing activities increased from $242,285 in fiscal 2014 to $791,428 in fiscal 2015. The change is primarily due to the sale of shares of the Company’s common stock to accredited investors in a private placement offering.

Historically, the Company has had operating losses and negative cash flows from operations. The Company has a net loss of $339,303 for the fiscal year ended August 31, 2015, and has an accumulated deficit of $748,447 as of August 31, 2015. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. These uncertainties cast significant doubt upon the Company’s ability to continue as a going concern. The Company will need to raise capital in order to fund its operations. This need may be adversely impacted by uncertain market conditions and changes in the regulatory environment. To address its financing requirements, the Company intends to seek financing through debt and equity issuances and rights offerings to existing stockholders.

Specifically, management has identified that a minimum of $350,000 of capital is needed over the next 12 months in order sustain operations. These capital needs take into account, among other things, management's plans to alleviate cash constraints over the next 12 months by increasing sales volume and gross margin through focused sales and marketing efforts in developing states. Management expects to utilize the $350,000 for working capital. Moreover, on April 6, 2015, the Company entered into a $240,000 revolving line of credit facility with a financial institution, which the Company can utilize to fund working capital requirements. Furthermore, management has outlined a plan to raise $1,000,000 in capital over the next 12 months through the issuance of shares of the Company's common stock to accredited investors.  Management believes that the capital raised through these methods will be sufficient to sustain operations for the next 12 months.  However, the outcome of these matters cannot be predicted with certainty at this time.

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

Foreign Currency Transactions

None.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We currently do not utilize sensitive instruments subject to market risk in our operations.

Item 8.   Financial Statements and Supplementary Data.

Our financial statements and related explanatory notes can be found on the “F” Pages at the end of this Report.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report.

Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the evaluation date our disclosure controls and procedures were not effective. Our procedures were designed to ensure that the information relating to our company required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure.  Management is currently evaluating the current disclosure controls and procedures in place to see where improvements can be made.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles generally accepted in the United States of America. The Company's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of  unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting at August 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—2013 Integrated Framework. Based on that assessment under those criteria, management has determined that, at August 31, 2015, the Company's internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Inherent Limitations of Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Our management does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls over Financial Reporting

Management has not identified any change in our internal control over financial reporting in connection with its evaluation of our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In April 2015, we acquired 100% of the membership interest of Dank Bottles, LLC which added a location in Colorado.  Management considers this transaction to be material to the Company’s consolidated financial statements and believes that the internal controls and procedures of Dank Bottles, LLC have been effectively integrated and combined into the Company's existing internal control structure.

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth, as of the date of this registration statement, the name, age and positions of our officers and directors.

NAME	AGE	POSITION

Dallas Imbimbo	29	Chairman

Nicholas Kovacevich	29	Director, Chief Executive Officer and Secretary

Chris Martin	35	Chief Financial Officer

Ben Wu	37	Chief Operating Officer

Greg Gamet	43	Director

The background of our directors and executive officers is as follows:

Dallas Imbimbo - Chairman

Mr. Imbimbo has served as Chairman of the Company since its inception in December 2010. Mr. Imbimbo began his career in 2007 by founding PackMyDorm, a moving and storage solutions company operating at UC Davis, UC Berkeley, UC Santa Cruz and Stanford. In 2010, Dallas and his partners sold PackMyDorm and relocated to Southern California to establish the Company. In addition to his role at Kush Bottles, Mr. Imbimbo founded 3 Kings Ventures, LLC in 2011 and BigRentz Inc. in 2012. 3 Kings invests in and develops distressed residential real estate. BigRentz is one of the nation’s largest online network of equipment rentals and under his leadership as President and Chief Executive Officer, BigRentz has become one of the fastest growing companies in Southern California. Mr. Imbimbo devotes approximately 1-2 hours per day to Kush and its business.  Mr. Imbimbo's background in developing small businesses combined with visionary outlook and managerial skills led to his appointment as our Chairman.

Nicholas Kovacevich - Director, Chief Executive Officer and Secretary

Mr. Kovacevich has served as Director and Secretary of the Company since its inception in December 2010. Mr. Kovacevich served as Chief Operating Officer from December 2010 up until August 29, 2014, at which time he was appointed to Chief Executive Officer. Mr. Kovacevich graduated Summa Cum Laude in 2009 from Southwest Baptist University with a B.S. in Sports Management. From 2009 to 2010, Mr. Kovacevich ran operations for a large-scale traveling basketball camp called Basketball Jones in which he honed his entrepreneurial and leadership skills. In addition to being a founder of Kush, Mr. Kovacevich partnered with Mr. Imbimbo and established 3 Kings Ventures, LLC in 2011 and BigRentz Inc. in 2012. Mr. Kovacevich devotes all of his time to Kush and its business, except for approximately 3 hours per week that Mr. Kovacevich devotes to BigRentz and its business.  Mr. Kovacevich possesses excellent leadership and managerial skills and his background in developing small businesses led to his appointment as Director, Chief Executive Officer and Secretary of the Company.

Chris Martin - Chief Financial Officer

Mr. Martin has served as our Chief Financial Officer since July 29, 2014. Prior to joining Kush, Mr. Martin served as the Director of Accounting for Burleigh Point LTD (dba Billabong North America) from November 2013 to July 2014, overseeing all financial reporting for the North America region. From July 2004 to November 2013, Mr. Martin worked at Haskell and White LLP, a public accounting firm, where he obtained his California state CPA license and specialized in assurance and business advisory services for manufacturing and wholesale distribution clients. Mr. Martin has a B.S. in Business Economics from the University of California, Los Angeles. Mr. Martin's extensive technical and managerial experience led to his appointment as Chief Financial Officer of the Company. Mr. Martin's term of employment automatically extends for periods of one year on August 31 unless Mr. Martin or the Company provides non-renewal notice.

Ben Wu - Chief Operating Officer

Ben Wu initially served as interim Chief Executive Officer from February 18, 2014 up until August 29, 2014, at which point he transitioned to Chief Operating Officer. From April 2005 to December 2012, Mr. Wu worked for WedBush Capital Partners, a private equity fund focused on acquiring, professionalizing, and accelerating the growth of small entrepreneur owned companies. He was promoted Vice President in 2009. In 2000, Mr. Wu began his career at Bear, Stearns & Co., where he was an investment banking analyst. Mr. Wu's extensive experience in analyzing and bolstering the growth of small companies led to his appointment as Chief Operating Officer. Mr. Wu's term of employment automatically extends for periods of one year on December 31 unless Mr. Wu or the Company provides non-renewal notice.

Greg Gamet - Director

On May 4, 2015, the Board appointed Mr. Gamet as a Director and the Company entered into a Board of Director Services Agreement with Mr. Gamet. The term of the agreement is for three years. Mr. Gamet has more than fifteen years of business development, investor relations, and cannabis regulatory experience. From 2003 to 2013, Mr. Gamet owned and operated Vista Contractors, LLC, a Denver based landscape and concrete installation business with over 100 employees. Since 2009, Mr. Gamet has co-founded several companies, which include JGB Ventures, LLC (dba DANK) a medical and recreational cannabis dispensary located in Colorado; Dank Bottles, LLC, the Colorado market leader in child resistant packaging for the cannabis industry, which the Company acquired on April 10, 2015 and now operates under the business name Kush Bottles Colorado; Denver Consulting Group (DCG) a firm that provides training and support documents to the national growing cannabis industry; and most recently, CannaScore, a compliance audit application for licensed cannabis businesses. Mr. Gamet devotes approximately 4 to 8 hours per day to Kush and its business.  Mr. Gamet's background as a businessman and an innovative leader in the industry led to his appointment as our Director.

Director Qualifications

We believe that our directors should have the highest professional and personal ethics and values, consistent with our longstanding values and standards. They should have broad experience at the policy-making level in business or banking. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties for us. Each director must represent the interests of all stockholders. When considering potential director candidates, the Board also considers the candidate’s character, judgment, diversity, and skills, including financial literacy and experience in the context of our needs and the needs of the Board.

Since our Board of Directors does not include a majority of independent directors, the decisions of the Board regarding director nominees are made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual’s experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of the slate of director nominees submitted to security holders for election to the Board. The Board may request additional information from each candidate prior to reaching a determination, and it is under no obligation to formally respond to all recommendations.

Code of Ethics

We have not adopted a Code of Ethics, but we expect to adopt a Code of Ethics in fiscal 2016. The Company did not adopt a Code of Ethics in fiscal 2015 due to a lack of adequate time to review this process.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

• Any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
• Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
• Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;
• Being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
• Being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
• Being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Information about our Board and its Committees.

We do not have an audit, compensation, advisory, or nominating committee comprised of independent directors, and accordingly, the functions that would have been performed by such committees are performed by our directors. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

Conflicts of Interest

One of our directors and one of our officers devote time to projects that do not involve us. Mr. Imbimbo, our Chairman, devotes a portion of his working time to one other private business activity, and Mr. Kovacevich, our CEO and Secretary, devotes a portion of his working time to one other private business activity. This could present a potential conflict of interest with respect to either, or both, of these individuals.  However, management believes this does not constitute a significant risk to us to date, because the time allocated by these individuals to these other activities does not significantly affect their performance of services on behalf of, and for the benefit of, the Company.

SECTION 16(A) BENEFICIAL OWNER REPORTING COMPLIANCE.

Section 16(a) of the Securities and Exchange Act of 1934 requires that the Company's directors, executive officers, and persons who own more than 10% of registered class of the Company's equity securities, file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

Item 11. Executive Compensation

Summary Compensation Table

As a smaller reporting company, we are required to disclose the executive compensation of our "Named Executive Officers" which consist of the following individuals: (i) any individual serving as our principal executive officer or acting in a similar capacity (the "CEO"); (ii) the two other most highly compensated executive officers of the Company serving as executive officers at the most recently completed fiscal year; and (iii) any additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the most recently completed fiscal year. The following table sets forth for fiscal 2014 and 2015, the compensation, awarded to, paid to, or earned by our named executive officers.

						Non-Equity	Nonqualified	All
Name and						Incentive	Deferred	Other
Principal				Stock	Option	Plan	Compensation	Compen
Position	Year	Salary ($)	Bonus ($)	Awards ($)(1)	Awards ($)(2)	Compensation ($)	Earnings ($)	-sation ($)	Total ($)

Nicholas Kovacevich	2015	68,000	0	0	0	0	0	0	68,000
Chief Executive Officer, Director and Secretary	2014	60,000	0	0	0	0	0	0	60,000

Chris Martin	2015	84,000	0	0	0	0	0	0	84,000
Chief Financial Officer	2014	3,500	0	68,750	0	0	0	0	72,250

Ben Wu	2015	96,000	0	0	0	0	0	0	96,000
Chief Operating Officer	2014	96,000	0	23,148	9,548	0	0	0	128,696

(1) Amounts reflect the aggregate grant date fair value of restricted shares granted in the year computed in accordance with FASB ASC Topic 718. These amounts are not necessarily paid to or realized by the officer.

(2) Amounts reflect the aggregate grant date fair value of stock options granted in the year computed in accordance with FASB ASC Topic 718. These amounts are not necessarily paid to or realized by the officer. Assumptions used in the calculation of these values are included in footnote 8 of the notes to the consolidated financial statements.

Employment Agreements

On February 18, 2014, we entered into an employment agreement with Ben Wu to serve as our Chief Executive Officer and President until December 31, 2014.  Thereafter, the agreement automatically renews for additional 12-month terms unless a notice of non-renewal is provided by either party.  On August 29, 2014, Ben Wu was appointed by the Board to serve as Chief Operating Officer and Nicholas Kovacevich was appointed to serve as Chief Executive Officer. Under Mr. Wu's employment agreement, he is entitled to receive compensation of $96,000 per year as a base salary and a discretionary annual cash bonus not to exceed his base salary, with the amount of such bonus, if any, determined by the Board.  Mr. Wu also received 1,000,000 restricted shares of Company common stock pursuant to the terms of his employment agreement, which vested immediately upon execution of his agreement, as well as an option to purchase 1,000,000 shares of Company common stock at an exercise price of $0.05 per share. The fair value per share did not exceed the exercise price on the date of grant. The exercise price of the option was not adjusted or amended during fiscal 2014 and 2015. The option fully vested upon execution of Mr. Wu’s employment agreement and is exercisable immediately.

On July 28, 2014, we entered into an employment agreement with Chris Martin to serve as our Chief Financial Officer until August 31, 2015. Thereafter, the agreement automatically renews for additional 12-month terms unless a notice of non-renewal is provided by either party. Under his employment agreement, Mr. Martin is entitled to receive compensation of $84,000 per year as a base salary and a discretionary annual cash bonus not to exceed his base salary, with the amount of such bonus, if any, determined by the Board.  Mr. Martin also received 100,000 restricted shares of Company common stock pursuant to the terms of his employment agreement, which vested immediately upon execution of his agreement.

All stock options and restricted stock awards were not modified during fiscal 2014 and 2015.

Outstanding Equity Awards

The following table provides information regarding outstanding stock options and unvested stock awards held by each of our named executive officers.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Nicholas Kovacevich	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chris Martin	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ben Wu	1,000,000	--	-0-	$0.05	-0-	-0-	-0-	-0-	-0-

We currently do not have a stock option plan or equity compensation plan. All individual grants of stock options and restricted stock awards were done pursuant to the execution of the named officer employment agreements. We do not currently have an incentive plan that provides compensation intending to serve as an incentive for performance. Per the named officer employment agreements, the named executive officers are eligible to receive a percentage of their base salary as incentive compensation if certain individual and corporate performance goals and targets established by the Board from time to time, in its sole discretion, are met. The Board, in its sole discretion, can also elect to award the named executive officers equity-based incentive compensation.

Potential Payments upon Termination or Change in Control

The employment agreements entered into by the Company with Ben Wu, Chief Operating Officer, and Chris Martin, Chief Financial Officer contain severance provisions. In the event of any of the following conditions triggering severance payment is effected as of or after six months of the employment commencement date, an amount equal to three months of base salary ($24,000) for Mr. Wu and one month of base salary ($7,000) for Mr. Martin:

Payments upon Termination. If (i) employment is terminated by the Company (A) without Cause, (B) by delivery of a Non-Renewal Notice by the Company, (C) by reason of death or disability, or (D) title or duties are materially modified, the Company changes its primary place of business or the location at which officer is expected to be by more than 50 miles, the Company materially breaches a material provision of the employment agreement or the Company otherwise materially and adversely changes the conditions of employment; or (ii) (A) a Change of Control is consummated (“Change of Control” means any of the following: any consolidation, merger, or recapitalization of the Company with, or any sale of Company equity to, any other non-affiliated entity as a result of which, in any such case, the beneficial holders of the issued and outstanding equity securities of the Company immediately prior to such transaction possess less than 50% of the voting power of the surviving entity immediately after such transaction; or any sale or transfer of all or substantially all of the assets of the Company), (B) office is not offered substantially equivalent employment with the surviving company (provided that any failure to offer a position with the identical title shall not be considered for purposes of determining such substantial equivalence) following the Change of Control and (C) officer resigns or otherwise voluntarily fails to continue employment with the Company or the surviving company following such Change of Control, as officer's sole and exclusive right and remedy.

Other than the employment agreements with Ben Wu and with Chris Martin described in the preceding paragraphs, the Company is not a party to any contract, agreement, plan, or arrangement, whether written or unwritten, that provides for a payment or payments to a named executive officer at, following, or in connection with the resignation, retirement, or other termination of employment of the named executive officer, or a change in control of the Company, or a change in the officer’s responsibilities following a change in control.

Compensation of Directors

On May 4, 2015, the Company entered into a Board of Director Services Agreement with Greg Gamet. In exchange for three years of service as Director, Mr. Gamet will receive an additional 200,000 shares of the Company's common stock, which vest over the three year term as follows: (a) 100,000 shares shall vest on May 30, 2016; and (b) from and after May 30, 2016, 100,000 shares shall vest ratably in 8 quarterly installment over the next 24 months, with each quarterly installment vesting on the last day of the fiscal quarter.

We do not compensate our other two directors for their services in their capacity as directors. Directors are not paid for meetings attended. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee although we intend to create one as the need arises.  Currently, our Board of Directors serves as our Compensation Committee. Nicholas Kovacevich is a named executive officer who also serves on our Board of Directors and therefore makes decisions regarding compensation. Nicholas Kovacevich also serves as a director of BigRentz, Inc., and his responsibilities include matters of compensation. Dallas Imbimbo, Chairman, serves as Chairman and Chief Executive Officer of BigRentz, Inc.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding our common stock beneficially owned as of November 30, 2015:

    (i) each stockholder known by us to be the beneficial owner of five (5%) percent or more of our outstanding common stock;
    (ii) each of our directors; and
    (iii) all executive officers and directors as a group.

This information as to beneficial ownership was furnished to the Company by or on behalf of each person named.  As of November 30, 2015, there were 46,132,779 shares of our common stock issued and outstanding.

Title Of Class	Name And Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percentage Of Class

Common Stock	Dallas Imbimbo(2)	12,000,000	26%

Common Stock	Nicholas Kovacevich(2)	12,000,000	26%

Common Stock	Chris Martin(2)	100,000	(1)

Common Stock	Ben Wu(2)	2,000,000(3)	4%

Common Stock	Greg Gamet(4)	1,312,500	3%

Common Stock	John Kovacevich(2)	3,700,000	8%

Common Stock	Jeffrey Meng(5)	4,290,000	9%

Common Stock	All Directors and Officers as a Group	27,412,500	59%

(1) Less than 1%.

(2) The address is 1800 Newport Circle, Santa Ana, CA 92705.

(3) Includes 1,000,000 options to purchase common stock.  Information regarding “Percentage of Class” in the table above is presented on a fully-diluted, as-if-exercised basis.

(4) The address is 3539 Gaylord St., Denver, CO 80205.

(5) The address is 17595 Harvard Ave, Suite C552, Irvine, CA 92614.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC.  The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from the date of this registration statement and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from the date of this registration statement.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Relationships

Nicholas Kovacevich, our Chief Executive Officer, Director, and Secretary, is the brother of John Kovacevich, our Product Manager and a greater than 5% stockholder. George and Rita Kovacevich are a less than 1% stockholder, and are the parents of John and Nicholas Kovacevich. There are no other family relationships between any of our directors or executive officers.

Nicholas Kovacevich, our Chief Executive Officer, Director and Secretary, has loaned the Company $40,000 since inception of the business in December 2010. Jeffrey Meng, a greater than 5% stockholder loaned the Company $50,000 during fiscal 2014. These loans are non-interest bearing, unsecured and due upon demand. As of August 31, 2014 and 2015, $50,000 and $0 were outstanding, respectively. As a result of the Dank acquisition on April 10, 2015, the Company owed $100,000 to the sellers of Dank. As of August 31, 2015, the balance owed to the sellers is $75,000.

The Company sub-leases its corporate headquarters from 3 Kings Ventures, LLC, a related party owned by Dallas Imbimbo, Chairman, Nicholas Kovacevich, Chief Executive Officer, and Jeffrey Meng, a greater than 5% stockholder. During the fiscal years ended August 31, 2015 and 2014, the Company made rent payments to 3 Kings Ventures, LLC of $95,000 and $73,500, respectively. The Company leases its Colorado facility from Elm Properties LLC, a related party in which Greg Gamet, Director, has majority ownership. From the period April 10, 2015 to August 31, 2015, the Company made rent payments to Elm Properties, LLC of $20,400.

During the fiscal year ended August 31, 2014, the Company purchased $131,302 of inventory from The Greenlight Companies, LLC, a related party owned by Nicholas Kovacevich, Chief Executive Officer, Dallas Imbimbo, Chairman, John Kovacevich, a greater than 5% stockholder, and Jeffrey Meng, a greater than 5% stockholder. The Company did not purchase any inventory from The Greenlight Companies, LLC during fiscal 2015.

The Company entered into a royalty agreement on December 8, 2014 with KB Mold Company, Inc., a related party owned by Ben Wu, Chief Operating Officer, Chris Martin, Chief Financial Officer, and John Kovacevich, a greater than 5% stockholder. Effective April 29, 2015 and through the date of this filing, the Company has incurred $13,923 of royalty fees from KB Mold Company.

Director Independence

Our Board is currently composed of three members who are not independent. Our Common Stock is not currently listed for trading on a national securities exchange and, as such, we are not subject to any director independence standards. We evaluated independence in accordance with the rules of The New York Stock Exchange, Inc., which generally provides that a director is not independent if: (i) the director is, or in the past three years has been, an employee of ours; (ii) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (iii) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (iv) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (v) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (vi) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or 2% of that other company’s consolidated gross revenues.

Use of Promoters

Our founders are Dallas Imbimbo, Nicholas Kovacevich, John Kovacevich and Jeffrey Meng.

The following table lists the money, property, contracts, options or rights of any kind received and to be received by each of our founders from us, and the nature and amount of any assets, services or other consideration therefore received or to be received by us from our founders:

Founder	Money, property, contracts, options and rights received or to be received by Founders from the Company	Assets, services or other consideration received or to be received by the Company from Founders

Dallas Imbimbo	12,000,000 shares of common stock	Capital of $19,505
Wages of $116,868

Nicholas Kovacevich	12,000,000 shares of common stock	Capital of $19,505
	Wages of $197,314	Loans of $40,000

Jeffrey Meng	4,700,000 shares of common stock	Capital of $19,505
	Wages of $40,000	Loans of $50,000

John Kovacevich	3,700,000 shares of common stock	Capital of $19,505
Wages of $119,795

Other than services provided by our founders described in the table above, we have not utilized the services of a promoter at any point in time from inception of the business in December 2010 to the current date of this filing.

Item 14.  Principal Accounting Fees and Services.

Appointment of Auditors

Our Board of Directors selected RBSM LLP (“RBSM”) as our auditors for the years ended August 31, 2015 and 2014.

Audit Fees

RBSM billed us $59,500 in audit fees during the year ended August 31, 2015.

RBSM billed us $17,500 in audit fees during the year ended August 31, 2014.

Audit-Related Fees

           We did not pay any fees to RBSM for assurance and related services that are not reported under Audit Fees above, during our fiscal years ending August 31, 2015 and 2014.

Tax and All Other Fees

We did not pay any fees to RBSM for tax advice, tax planning or other work during our fiscal years ending August 31, 2015 and 2014.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by RBSM and the estimated fees related to these services.

With respect to the audit of our financial statements as of August 31, 2015 and August 31, 2014, and for the year then ended, none of the hours expended on RBSM’s engagement to audit those financial statements were attributed to work by persons other than RBSM full-time, permanent employees.

Item 15. Exhibits, Financial Statement Schedules.

Financial Statement	Page #

(i) For the Fiscal Years Ended August 31, 2015 and 2014 of Kush Bottles, Inc.

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets at August 31, 2015 and 2014	F-2
Consolidated Statement of Operations for the Years Ended August 31, 2015 and 2014	F-3
Consolidated Statement of Stockholders' Equity for the Years Ended August 31, 2015 and 2014	F-4
Consolidated Statement of Cash Flows for the Years Ended August 31, 2015 and 2014	F-5
Notes to Consolidated Financial Statements	F-6 to F-13

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Certificate of Incorporation filed with the Secretary of State of Nevada on February 26, 2014.	3.1	Form 10 (A/1)	5/29/2015

Certificate of Amendment filed with the Secretary of State of Nevada on March 7, 2014.	3.2	Form 10 (A/1)	5/29/2015

Bylaws of Kush Bottles, Inc.	3.3	Form 10 (A/1)	5/29/2015

Employment Agreement effective February 18, 2014, by and between KIM International Corporation and Ben Wu.	10.1	Form 10 (A/1)	5/29/2015

Employment Agreement effective July 28, 2014, by and between Kush Bottles, Inc. and Chris Martin.	10.2	Form 10 (A/1)	5/29/2015

Royalty Agreement effective September 11, 2014, by and between KB Mold Company and KIM International Corporation	10.3	Form 10 (A/1)	5/29/2015

Sublease Agreement effective August 1, 2012	10.4	Form 10 (A/1)	5/29/2015

Lease Agreement effective December 31, 2014	10.5	Form 10 (A/1)	5/29/2015

Stock Purchase Agreement effective March 4, 2014	10.6	Form 10 (A/1)	5/29/2015

Promissory Note effective December 3, 2014 by and between Dank Bottles, LLC and KIM International Corporation	10.7	Form 10 (A/1)	5/29/2015
Equity Purchase Agreement by and between Kush Bottles, Inc. and members of Dank Bottles, LLC, dated April 10, 2015	10.8	Form 10 (A/1)	5/29/2015

Opus Bank Revolving Line of Credit Agreement, dated April 15, 2015	10.9	Form 10 (A/1)	5/29/2015

Board of Director Services Agreement, effective May 4, 2015, between the KUSH Bottles, Inc. and Greg Gamet	10.10	Form 10 (A/1)	5/29/2015

List of Subsidiaries	23.1	Form 10 (A/1)	5/29/2015

Certification of Nicholas Kovacevich and Chris Martin pursuant to Rule 13a-14(a)	31.1			X

Certification of Nicholas Kovacevich and Chris Martin pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

XBRL Instance Document	101.INS			X

XBRL Taxonomy Extension Schema Document	101.SCH			X

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X

XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

KUSH BOTTLES, INC.

Date:  November 30, 2015                    By:           /s/ Nicholas Kovacevich
Chief Executive Officer and Secretary

Date:  November 30, 2015                    By:           /s/ Chris Martin
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Dallas Imbimbo Dallas Imbimbo	Chairman	November 30, 2015

/s/ Nicholas Kovacevich Nicholas Kovacevich	Director	November 30, 2015

/s/ Greg Gamet Greg Gamet	Director	November 30, 2015

KUSH BOTTLES, INC.

Consolidated Financial Statements

August 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Kush Bottles, Inc.

We have audited the accompanying consolidated balance sheets of Kush Bottles, Inc. (the “Company”) as of August 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kush Bottles, Inc. at August 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has sustained recurring net losses, negative cash flow from operations, and faces uncertainties surrounding the Company's ability to raise additional funds. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

November 30, 2015

New York, New York

KUSH BOTTLES, INC
Consolidated Balance Sheets
As of August 31, 2015 and 2014

	August 31,	August 31,
	2015	2014
ASSETS

CURRENT ASSETS

Cash	$201,259	$23,004
Accounts receivable, net of allowance	146,392	50,313
Prepaids	153,389	128,202
Inventory	662,368	153,040

Total Current Assets	1,163,408	354,559

Goodwill	2,376,589	-
Property and equipment, net	205,271	21,551

TOTAL ASSETS	$3,745,268	$376,110

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$377,199	$97,071
Accrued expenses and other current liabilties	391,334	48,157
Line of credit	85,000	-
Notes payable - related parties	75,000	50,000
Notes payable - current portion	27,394	5,812

Total Current Liabilities	955,927	201,040

LONG-TERM DEBT

Notes payable	54,585	7,662

TOTAL LIABILITIES	1,010,512	208,702

COMMITMENTS and CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 265,000,000 shares authorized,
46,132,779 and 40,720,000 shares issued and outstanding, respectively	46,133	40,720
Common stock to be issued, 0 and 750,000 shares, respectively	-	750
Additional paid-in capital	3,437,070	535,082
Accumulated deficit	(748,447)	(409,144)

Total Stockholders' Equity	2,734,756	167,408

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,745,268	$376,110

See accompanying notes to the consolidated financial statements

	For the Years Ended
	August 31,
	2015	2014

REVENUE	$4,013,571	$1,710,286
COST OF GOODS SOLD	2,585,397	987,094

GROSS MARGIN	1,428,174	723,192

OPERATING EXPENSES

Depreciation	30,267	6,147
Stock compensation expense	-	278,529
Selling, general and administrative	1,743,628	828,901

Total Operating Expenses	1,773,895	1,113,577

LOSS FROM OPERATIONS	(345,721)	(390,385)

OTHER INCOME (EXPENSES)

Other income	12,980	-
Interest expense	(6,562)	(5,132)

Total Other Income (Expenses)	6,418	(5,132)

LOSS BEFORE INCOME TAXES	(339,303)	(395,517)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(339,303)	$(395,517)

BASIC AND DILUTED LOSS PER SHARE	$(0.008)	$(0.010)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	42,718,159	40,269,973

See accompanying notes to the consolidated financial statements

KUSH BOTTLES, INC
Consolidated Statements of Stockholders' Equity
For the Years Ended August 31, 2014 and 2015

			Common Stock		Additional
	Common Stock		to be Issued		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, August 31, 2013	32,400,000	$32,400	-	$-	$45,623	$(13,627)	$64,396

Stock issued for services	7,600,000	7,600	50,000	50	169,433	-	177,083

Stock sold to investors	220,000	220	100,000	100	219,680	-	220,000

Stock compensation	500,000	500	600,000	600	100,346	-	101,446

Net loss for the year ended
August 31, 2014	-	-	-	-	-	(395,517)	(395,517)

Balance, August 31, 2014	40,720,000	40,720	750,000	750	535,082	(409,144)	167,408

Stock issued for services	50,000	50	(50,000)	(50)	-	-	-

Stock sold to investors	1,262,779	1,263	(100,000)	(100)	735,838	-	737,001

Stock compensation	600,000	600	(600,000)	(600)	-	-	-

Acquisition of Dank Bottles, LLC	3,500,000	3,500	-	-	2,166,150	-	2,169,650

Net loss for the year ended
August 31, 2015	-	-	-	-	-	(339,303)	(339,303)

Balance, August 31, 2015	46,132,779	$46,133	-	$-	$3,437,070	$(748,447)	$2,734,756

See accompanying notes to the consolidated financial statements

KUSH BOTTLES, INC
Consolidated Statements of Cash Flows

	For the Years Ended
	August 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(339,303)	$(395,517)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock compensation	-	278,529
Depreciation	30,267	6,147

Changes in operating assets and liabilities
Accounts receivable	(24,412)	(48,539)
Prepaids and note receivable	(15,340)	(128,202)
Inventory	(208,427)	7,174
Accounts payable	94,285	48,002
Accrued expenses and other current liabilties	260,702	3,742

Net cash used in operating activities	(202,228)	(228,664)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of Dank Bottles, LLC	(273,725)	-
Purchase of property and equipment	(137,220)	(14,281)

Net cash used in investing activities	(410,945)	(14,281)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of related party loan	(75,000)	(20,000)
Proceeds from related party loan	-	50,000
Proceeds from notes payable	173,472	-
Repayment of notes payable	(44,045)	(7,715)
Proceeds from sale of stock	737,001	220,000

Net cash provided by financing activities	791,428	242,285

NET INCREASE IN CASH	178,255	(660)

CASH AT BEGINNING OF PERIOD	23,004	23,664

CASH AT END OF PERIOD	$201,259	$23,004

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$6,562	$5,132
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES	$-	$-

See accompanying notes to the consolidated financial statements

KUSH BOTTLES, INC.
Notes to Consolidated Financial Statements
As of August 31, 2015 and 2014

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Kush Bottles, Inc. (“the Company”) was incorporated in the state of Nevada on February 26, 2014.  The Company specializes in the wholesale distribution of packaging supplies for the cannabis industry. The Company’s wholly owned subsidiary Kim International Corporation (KIM) was originally incorporated as Hy Gro Economics Corporation ("Hy Gro") on December 2, 2010. On October 30, 2012, Hy Gro amended its articles of incorporation to reflect a name change to KIM International Corporation (KIM).

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

Acquisition of Dank Bottles, LLC

On April 10, 2015, the Company entered into an equity purchase agreement to acquire all of the issued and outstanding membership interests in Dank Bottles, LLC ("Dank"), a Colorado limited liability company, effectively making Dank a wholly owned subsidiary of the Company. In exchange for the purchased interests, the Company paid cash consideration of $373,725 and issued 3,500,000 shares of common stock to the sellers of Dank. Of the $373,725 of cash consideration, $273,725 was paid on April 10, 2015 and the remaining $100,000 is to be paid in 10 monthly installments beginning on July 31, 2015 and ending April 30, 2016. As of August 31, 2015, the balanced owed to these sellers is $75,000 and is included in current liabilies on the consolidated balance sheet.

The following table summarizes the total consideration paid by each major class of consideration, including non-cash consideration paid:

Consideration paid:
Cash	$273,725
Note payable, short-term	100,000
3,500,000 Common shares of Kush Bottles, Inc.	2,169,650
Total consideration	$2,543,375

There is no public market for the Company's common stock and, as such, we evaluate the best evidence to estimate the common stock's fair value. The common stock was valued using the market approach. The market approach bases the valuation measurement on what other similar enterprises or comparable transactions indicate the value to be. From the period of inception to April 10, 2015, the Company had sold 1,471,112 shares of its common stock to accredited investors for cash of $912,000, at a weighted average offering price of $0.6199 per share. Accordingly, the Company has valued the price of the common stock issued in conjunction with these transactions at $0.6199 per share. The Company considers these transactions preceding the acquisition the best evidence of fair value for the common stock. In the absence of an active market trading its securities, management will continue to monitor transactions in the Company's common stock to ascertain its value under the market approach.

The following table summarizes the preliminary and final purchase price allocations, and the estimated fair values of the net assets acquired, liabilities assumed, identifiable intangible assets, and goodwill that resulted from the acquisition of Dank as of April 10, 2015:

	Preliminary	Final
Cash and cash equivalents	$73,505	$73,505
Accounts receivable, net	71,667	71,667
Inventory	300,901	300,901
Prepaid expenses	9,848	9,848
Property and equipment, net	76,767	76,767
	532,688	532,688

Accounts payable	230,600	230,600
Customer deposits	72,585	72,585
Payroll liabilities	9,889	9,889
Notes payable, short-term	52,828	52,828
	365,902	365,902

Customer list	1,184,825	-
Non-compete	829,377	-
	2,014,202	-

Goodwill	362,387	2,376,589

Total consideration	$2,543,375	$2,543,375

The acquisition was accounted for using the purchase method of accounting in accordance with ASC 805, Business Combinations. As of April 10, 2015, the assets acquired, including the identifiable intangible assets, and liabilities assumed from Dank were recorded at their respective fair values. Any excess of the purchase price for the acquisition over the net fair value of Dank identified tangible and intangible assets acquired and liabilities assumed were recorded as goodwill. The fair value measurements utilize estimates based on key assumptions of the Acquisition, and historical and current market data. As disclosed in the Company's Form 10-Q for the 9 month period ended May 31, 2015, the Company originally estimated the preliminary purchase price allocations based on historical inputs and data as of April 10, 2015. The preliminary allocation of the purchase price was based on the best information available

In accordance with ASC 805-10-25-14, during the measurement period, the Company obtained additional information about the intangible assets acquired that existed as of the acquisition date.  In accordance with ASC 805-10-25-13, the Company retrospectively adjusted the provisional amounts recognized as of the acquisition date to reflect the new information.  Revisions were made to assign fair values of $0 to customer relationships, $0 to non-compete agreements and $2,376,589 to goodwill.

Basis of Presentation

The accompanying consolidated financial statements and related notes include the activity of the Company and its wholly owned subsidiaries, KIM and Dank, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Significant inter-company transactions and balances have been eliminated in consolidation.

The consolidated financial statements were prepared on a going concern basis. During the year ended August 31, 2015, the Company had a net loss of $339,303 and negative cash flow from operations of $202,228. Historically, the Company has had operating losses and negative cash flows from operations. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. These uncertainties cast significant doubt upon the Company’s ability to continue as a going concern. The Company will need to raise capital in order to fund its operations. This need may be adversely impacted by uncertain market conditions and changes in the regulatory environment. To address its financing requirements, the Company will seek financing through debt and equity issuances and rights offerings to existing shareholders. The outcome of these matters cannot be predicted at this time.

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

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and investments having an original maturity of 90 days or less that are readily convertible into cash.  As of August 31, 2015 and 2014, the Company had $201,259 and $23,004, respectively.

Accounts Receivable

Trade accounts receivable are carried at their estimated collectible amounts.  Trade credit is generally extended on a short-term basis, thus trade receivables do not bear interest.  Trade accounts receivables are periodically evaluated for collectability based on past credit history and their current financial condition. The Company’s allowance for doubtful accounts was $5,080 and $28,000 as of August 31, 2015 and 2014, respectively.

Inventory

Inventories are stated at the lower of cost or net realizable value using the first-in first out (FIFO) method. The Company’s inventory consists of finished goods of $662,368 and $153,040 as of August 31, 2015 and 2014, respectively.

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

Fair Value of Financial Instruments

The fair value of certain of our financial instruments, including cash and cash equivalents, receivables, other current assets, accounts payable, accrued compensation and employee benefits, other accrued liabilities and notes payable, approximate their carrying amounts because of the short-term maturity of these instruments.

Concentration of Risk

Financial instruments that potentially expose us to concentrations of risk consist primarily of cash and cash equivalents and accounts receivable, which are generally not collateralized. Our policy is to place our cash and cash equivalents with high quality financial institutions, in order to limit the amount of credit exposure. The Company generally does not require collateral from its customers, but its credit extension and collection policies include analyzing the financial condition of potential customers, establishing credit limits, monitoring payments, and aggressively pursuing delinquent accounts. The Company maintains allowances for potential credit losses. A significant portion of the Company’s revenues are derived from the sales of products to the purveyors of cannabis products and services.

Goodwill and Other Long-Lived Assets
Goodwill represents the excess of cost over the fair value of identifiable assets acquired and liabilities assumed in business combinations. The Company’s management assess goodwill for impairment on an annual basis during the fourth quarter using a August 1 measurement date unless circumstances require a more frequent measurement. When evaluating goodwill for impairment, the Company may first perform an assessment qualitatively whether it is more likely than not that a reporting unit's carrying amount exceeds its fair value, referred to as a "step zero" approach. If, based on the review of the qualitative factors, the Company determines it is not more likely than not that the fair value of goodwill is less than its carrying value, it would bypass the two-step impairment test. Events and circumstances the Company considers in performing the "step zero" qualitative assessment include macro-economic conditions, market and industry conditions, internal cost factors, share price fluctuations, and the operational stability and the overall financial performance of the reporting units. If the Company concludes that it is more likely than not that a reporting unit's fair value is less than its carrying amount, it would perform the first step (“step one”) of the two-step impairment test and calculate the estimated fair value of the goodwill by using discounted cash flow valuation model. These methods require estimates of future revenues, profits, capital expenditures, working capital, and other relevant factors. The Company estimates these amounts by evaluating historical trends, current budgets, operating plans, industry data, and other relevant factors.

For fiscal 2015, the Company began its assessment with the step zero qualitative analysis because the fair value substantially exceeded the carrying value goodwill. After evaluating and weighing all relevant events and circumstances, the Company concluded that it is not more likely than not that the fair value of goodwill was less its carrying amounts. Consequently, the Company did not perform a step one quantitative analysis in fiscal 2015.

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

Comprehensive Income (loss)

Comprehensive income (loss) is the change in the Company’s equity (net assets) during each period from transactions and other events and circumstances from non-owner sources. During the years ended August 31, 2015 and 2014, the Company had no elements of comprehensive income or loss.

Revenue Recognition

It is the Company’s policy that revenues from product sales is recognized in accordance with ASC 605 "Revenue Recognition".  Four basic criteria must be met before revenue can be recognized; (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding fixed nature in selling prices of the products delivered and the collectability of those amounts.  The Company has not implemented any specific rebate programs. Provisions for discounts to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  As of August 31, 2015 and 2014, we had provisions for sales discounts of $21,183 and $2,648, respectively. The Company has not established a formal customer incentive program, but considers and accomodates discounts to certain customers on a case by case basis, including by way of example, for volume shipping or for certain new customers with orders over a specific discretionary dollar threshold.

During the year ended August 31, 2015 and 2014, the Company had a refund allowance of $0. Consistent with ASC 605-15-25-1, the Company considers factors such as historical return of products, estimated remaining shelf life, price changes from competitors, and introductions of competing products in establishing a refund allowance.The Company recognizes revenues as risk and title to products transfers to the customer (which generally occurs at the time shipment is made), the sales price is fixed or determinable, and collectability is reasonably assured.   The Company defers any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Warranty Costs

The Company has not had any historical warranty related expenditures from the sales of its products, which if incurred would result in the return of any defective products by customers.

Business Combinations

Accounting for our acquisitions requires the Company to recognize, separately from goodwill, the assets acquired and the liabilities assumed at their acquisition-date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition-date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations and comprehensive income (loss).

Accounting for business combinations requires the Company’s management to make significant estimates and assumptions, especially at the acquisition date including its estimates for intangible assets, contractual obligations assumed, pre-acquisition contingencies and contingent consideration, where applicable. If management cannot reasonably determine the fair value of a pre-acquisition contingency (non-income tax related) by the end of the measurement period, the Company will recognize an asset or a liability for such pre-acquisition contingency if: (i) it is probable that an asset existed or a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated. Although the Company believes the assumptions and estimates it has made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Subsequent to the measurement period, changes in the estimates of such contingencies will affect earnings and could have a material effect on the Company’s results of operations and financial position.

Examples of critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to: (i) future expected cash flows from product sales; (ii) the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

In addition, any uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. If applicable, the Company would reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date with any adjustments to its preliminary estimates being recorded to goodwill provided that we are within the measurement period. Subsequent to the measurement period or the final determination of the tax allowance’s or contingency’s estimated value, whichever comes first, changes to these uncertain tax positions and tax related valuation allowances will affect the Company’s provision for income taxes in our consolidated statements of income and comprehensive income and could have a material impact on our results of operations and financial position.

Share-based Compensation

The Company accounts for its stock based awards in accordance with Accounting Standards Codification subtopic 718-10, "Compensation", which requires fair value measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including restricted stock awards.  The Company estimates the fair value of stock using the stock price on the grant date of the the award.  The fair value is then expensed over the requisite service periods of the awards, which is generally the performance period and the related amount is recognized in the consolidated statements of operations.

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

The Company applies the provisions of ASC 740, "Accounting for Uncertainty in Income Taxes". The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended August 31, 2015 and 2014, nor were any interest or penalties accrued as of August 31, 2015 and 2014.

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

Application of Valuation Hierarchy
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodology used to measure fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Advances from Related Party. The Company assessed that the fair value of this liability approximates its carrying value due to its short-term nature.

Note Payable – Vehicle Loan. The Company assesses the fair value of this liability to approximate its carrying value based on the effective yields of similar obligations.

Line-of-Credit Payable. The Company assessed that the fair value of this liability approximates its carrying value due to its short-term nature.

The Company had no financial assets or liabilities that are measured at fair value on a recurring basis as of August 31, 2015 and 2014.

Segment Information

The Company is organized as a single operating segment, whereby its chief operating decision maker assesses the performance of and allocates resources to the business as a whole.

Reclassification

Certain reclassifications have been made to conform the prior period data to the current presentation. These reclassifications had no effect on reported net loss.

Recently Issued Accounting Pronouncements

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805), "Simplifying the Accounting for Measurement Period Adjustments" (ASU 2015-16). This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of charges in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company believes based on recent acquisitions that the impact that the adoption of ASU 2015-16 is likely immaterial. ASU 2015-16 will be effective for the Company in fiscal 2017.

In August 2015, the FASB issued ASU No. 2015-15, "Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting" (ASU 2015-15). Specifically, the ASU states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the underlying line of credit (LOC) arrangement, regardless of whether there are outstanding borrowings under that LOC arrangement. . Presentation of fees under LOC arrangements had not been specified in earlier guidance issued by the FASB in April, 2015, ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03), which changed the presentation of debt issuance costs in financial statements. Under the guidance in ASU 2015-03, debt issuance costs (other than those in LOC arrangements) are presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-15 is effective upon adoption of ASU 2015-03. Early adoption of ASU 2015-03 is allowed for financial statements that have not previously been issued. The guidance is to be applied retrospectively to all prior periods. ASUs 2015-03 and 2015-15 will be effective for the Company beginning in fiscal 2017. The Company is currently evaluating the impact that the combined adoption of ASUs 2015-03 and 2015-15 may have on the Company’s Consolidated Financial Statements.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements —Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the effect that this guidance will have on its financial statements and footnote disclosures.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In July 2015, the FASB issued guidance to defer the effective date for one year. For public entities, the standard will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), which means it will be effective for our fiscal year beginning October 1, 2018. Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). We have not yet selected a transition method and we are currently evaluating the impact that the updated standard will have on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance” (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015, which means it will be effective for our fiscal year beginning October 1, 2016. Early adoption is permitted. We do not believe that adoption of ASU 2015-03 will have a significant impact on our consolidated financial statements.

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

NOTE 2 – GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has a net loss of $339,303 for the year ended August 31, 2015, and has an accumulated deficit of $748,447 as of August 31, 2015. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate working capital to fund operations until it becomes profitable.  The Company will need to raise additional funds in the future, however there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

In order to continue as a going concern achieve a profitable level of operations the Company will need, among other things, additional capital resources or the planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the operations. Management’s plans to continue as a going concern include raising additional capital through increased sales of product and by sale of common shares. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its plans and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – CONCENTRATIONS OF RISK

Supplier Concentrations

The Company purchases inventory from various suppliers and manufacturers. For the fiscal year ended August 31, 2015 and 2014, one vendor accounted for approximately 34% of total inventory purchases. For the fiscal year ended August 31, 2014, three vendors represented 80% of total inventory purchases.

Customer Concentrations

For the period from September 1, 2014 to April 9, 2015, Dank represented 33% of the Company's revenues. On April 10, 2015, the Company acquired Dank. During the fiscal year ended August 31, 2014, Dank represented 22% of the Company's revenues.

NOTE 4 – RELATED-PARTY TRANSACTIONS

As a result of the Dank acquisition on April 10, 2015, the Company owed $100,000 to the sellers of Dank. The balance on this loan was $75,000 as of August 31, 2015. Shareholders have made loans to the Company. Shareholder loans are non-interest bearing, unsecured and due upon demand. The Company owes $0 and $50,000 for such loans as of August 31, 2015 and August 31, 2014, respectively.

The Company leases its California and Colorado facilities from related parties. During the fiscal years ended August 31, 2015 and 2014, the Company made rent payments of $115,400 and $73,500, respectively, to these related parties.

NOTE 5 – PROPERTY AND EQUIPMENT

The major classes of fixed assets consist of the following as of August 31:

	August 31,	August 31,
	2015	2014
Office Equipment	$28,955	$7,260
Machinery and equipment	68,173	7,020
Leasehold improvements	32,780	-
Vehicles	140,609	30,615
	270,517	44,895
Accumulated Depreciation	(65,246)	(23,344)
	$205,271	$21,551

Depreciation expense was $30,267 and $6,147 for the years ended August 31, 2015 and 2014, respectively.

NOTE 6 - GOODWILL

The following table summarizes the changes in the carrying amount of goodwill for the fiscal years ended August 31, 2015 and 2014:
Total
Goodwill, gross	-
Accumulated impairment losses	$-
Balance as of August 31, 2014	$-

Additions	2,376,589
Deductions	-
Impairment loss	-

Goodwill, gross	2,376,589
Accumulated impairment losses	$-
Balance as of August 31, 2015	$2,376,589

The fiscal 2015 additions to goodwill are due to the Dank acquisition described in Note 1. The Company had no impairment to the carrying value of goodwill as of August 31, 2015.

NOTE 7 – LONG TERM DEBT

Automobile Contracts Payable

The Company has entered into purchase contracts for its vehicles.  The loans are secured by the vehicles and bear interest at an average interest rate of approximately 12% per annum. The composition of these automobile contracts payable is summarized in the table below:

Principal
Due
2016	$27,394
2017	21,557
2018	21,813
2019	5,893
2020	5,322
$81,979

NOTE 8 – CURRENT LIABILITIES

Line of Credit

On April 6, 2015, the Company entered into a $240,000 revolving line of credit facility. The loan matures on April 1, 2016 and bears interest at prime plus 2.75%. As of August 31, 2015, the balance on this loan is $85,000.

Accrued Expenses

Accrued expenses and other current liabilities consist of the following as of August 31:

	August 31,	August 31,
	2015	2014
Customer deposits	$177,493	$-
Accrued compensation	144,428	22,861
Credit card liabilities	56,748	25,296
Sales tax payable	12,665	-
	$391,334	$48,157

NOTE 9 – STOCKHOLDERS' EQUITY

Preferred Stock

The authorized preferred stock is 10,000,000 shares with a par value of $0.001. As of August 31, 2015 and 2014, the Company has no shares of preferred stock issued or outstanding.

Common Stock

The authorized common stock is 265,000,000 shares with a par value of $0.001. As of August 31, 2015 and 2014, 46,132,779 and 40,720,000 shares were issued and outstanding, respectively.

During the year ended August 31, 2015, the Company sold 1,162,779 shares of its common stock to investors in exchange for cash of $737,001.

On April 10, 2015, the Company entered into an equity purchase agreement to acquire all of the issued and outstanding membership interests in Dank. As a result of the acquisition, the Company issued 3,500,000 shares of common stock to the sellers of Dank at a fair value of $2,169,650.

Share-based Compensation

The Company recorded compensation expense of $0 and $278,529 for the years ended August 31, 2015 and 2014, respectively, in connection with the issuance of shares of common stock and options to purchase common stock.

In conjunction with issuance of the 32,400,000 common shares to the shareholders of KIM on March 4, 2014, Kush granted 7,650,000 shares for services rendered. The shares were valued at $0.02 per share for a total of $177,083.

On July 28, 2014, the Company has authorized the issuance of 100,000 shares of common stock to an officer of the Company.  The shares vested immediately and accordingly, the Company has reconized $68,750 of compensation expense.

On February 14, 2014, the Company granted 1,000,000 shares of common stock to an officer of the Company upon execution of the officer's employment agreement. The shares were valued at $0.02 per share and $23,148 was recognized as stock compensation expense.

Stock Options

Per the employment agreement dated February 14, 2014, the Company also awarded the officer the right to purchase 1,000,000 shares of common stock at a fixed price of $0.05. The option fully vested upon execution of the officer's employment agreement and is exercisable immediately. Using the Black-Scholes option pricing model, management estimated the fair value of the option to be $9,548. Accordingly, $9,548 was recognized as stock compensation expense.

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of our stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the years ended August 31, 2015 and 2014:

	August 31,	August 31,
	2015	2014
Expected term (years)	N/A	5.0
Expected volatility	N/A	70%
Weighted-average volatility	N/A	70%
Risk-free interest rate	N/A	1.53%
Dividend yield	N/A	0%
Expected forfeiture rate	N/A	0%

The expected life is computed using the simplified method, which is the average of the vesting term and the contractual term. The expected volatility is based on management's analysis of historical volatility for comparable companies. The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected term of the related option at the time of the grant. While the Company believes these estimates are reasonable, the compensation expense recorded would increase if the expected life was increased, a higher expected volatility was used, or if the expected dividend yield increased.

A summary of the Company’s stock option activity during the year ended August 31, 2015 and 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance Outstanding, August 31, 2014	1,000,000	$0.05	4.46 years	$637,500
Granted	-	-	-	-
Exercised	-	-	-	-
Balance Outstanding, August 31, 2015	1,000,000	$0.05	3.46 years	$595,000
Exercisable, August 31, 2015	1,000,000	$0.05	3.46 years	$595,000

NOTE 10 – INCOME TAXES

For the fiscal years ended August 31, 2015 and 2014, the Company incurred a net loss of $339,303 and $395,917, respectively.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is $734,830 at August 31, 2015 and will expire beginning in the year 2033. Due to a change in control, IRC section 382 limits the amount of net operating losses that can be utilized on an annual basis for the fiscal year ended August 31, 2013.

The provision for income tax consists of the following:

	August 31,	August 31,
	2015	2014
Federal income (tax) benefit attributable to:
Current operations	$135,159	$157,552
Stock compensation	37,921	110,950
Depreciation	10,065	2,378
Less: valuation allowance	(183,145)	(270,880)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 43% of significant items comprising our net deferred tax amount is as follows:

	August 31,	August 31,
	2015	2014
Deferred tax asset attributable to:
Net operating loss carryover	$148,412	$52,250
Stock compensation	148,872	110,950
Depreciation	12,443	2,378
Valuation allowance	(309,727)	(165,578)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $372,574 for Federal income tax reporting purposes are subject to annual limitations, which expire starting 2033.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years. The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of August 31, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions. The tax years that remain subject to examination by major taxing jurisdictions are for the years ended August 31, 2015, 2014 and 2013.

NOTE 11 – LOSS PER SHARE

We calculate basic loss per share by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted loss per share reflect the effects of potentially diluted securities. Because we incurred net losses for the fiscal year ended August 31, 2015 and 2014, common stock equivalents are anti-dilutive accordingly basic and diluted loss per share were the same. The summary of the basic and diluted earnings per share computations is as follows:

	August 31,	August 31,
	2015	2014
Net loss
Basic net loss per share:	$(339,303)	$(395,517)
Weighted-average shares outstanding - basic and diluted	42,718,159	40,269,973
Basic net loss per share	$(0.008)	$(0.010)
Diluted net loss per share:
Weighted-average shares outstanding - basic	42,718,159	40,269,973
Weighted-average shares outstanding - diluted	42,718,159	40,269,973
Diluted net loss per share:	$(0.008)	$(0.010)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Lease

The Company’s corporate head-quarters and primary distribution center is located in Santa Ana, California. The Company also has a facility located in Auburn, Washington. Each facility is leased. The California facility lease expires on August 1, 2017 and requires monthly payments of $9,000 in fiscal 16 and $10,000 in fiscal 17 for a total of $228,000 in lease commitments through the end of term. The Washington facility lease has a term of 6 months and provides for monthly payments of $1,739, and expires on December 31, 2015. The total future commitments for these Washington facility leases total $6,956. Effective April 10, 2015 and following the acquisition of Dank, we also lease a facility in Denver, Colorado, which is the headquarters of operations for our wholly-owned subsidiary, Dank. The lease runs through March 31, 2020 and requires escalating monthly payments, ranging between $4,800 and $5,800, for a total of $304,500 in future lease commitments through the end of the term. During fiscal years ended August 31, 2015 and 2014, the Company recognized $136,110 and $91,900 respectively, of rental expense, related to its office, retail and warehouse space.

Minimum future commitments under non-cancelable operating leases and other obligations were as follows at August 31, 2015:

2016	$177,656
2017	184,800
2018	66,800
2019	69,600
2020	40,600
$539,456

Other Commitments

In the ordinary course of business, the Company may enter into contractual purchase obligations and other agreements that are legally binding and specify certain minimum payment terms. The Company had no such agreements as of August 31, 2015.

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims as of August 31, 2015 and 2014.

NOTE 13 – SUBSEQUENT EVENTS

 Management has evaluated subsequent events through the date of the filing of this annual report and noted no significant events for disclosure.