Form 10-Q
period 2015-11-30
Kush Bottles, Inc.
filed 2016-01-14
CIK 1604627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUAN T TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _______

Commission File Number: 000-55418

KUSH BOTTLES, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	46-5268202
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 Newport Circle, Santa Ana, CA 92705
(Address of Principal Executive Offices)  (Zip Code)

Registrant's telephone number including area code:  (714) 243-4311

N/A
Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [X]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

              Larger accelerated filer                                                              [   ]          Accelerated filer                 [   ]
              Non-accelerated filer                                                                 [   ]          Smaller reporting company     [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 46,488,112 shares outstanding as of January 13, 2016.

KUSH BOTTLES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KUSH BOTTLES, INC
Condensed Consolidated Balance Sheets
(Unaudited)

	November 30,	August 31,
	2015	2015
ASSETS

CURRENT ASSETS

Cash	$297,996	$201,259
Accounts receivable, net of allowance	158,492	146,392
Prepaids	145,069	153,389
Inventory	919,649	662,368

Total Current Assets	1,521,206	1,163,408

Goodwill	2,376,589	2,376,589
Property and equipment, net	232,765	205,271

TOTAL ASSETS	$4,130,560	$3,745,268

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$705,609	$377,199
Accrued expenses and other current liabilties	418,070	391,334
Line of credit	85,000	85,000
Notes payable - related parties	41,668	75,000
Notes payable - current portion	14,952	27,394

Total Current Liabilities	1,265,299	955,927

LONG-TERM DEBT

Notes payable	54,585	54,585

TOTAL LIABILITIES	1,319,884	1,010,512

COMMITMENTS and CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 265,000,000 shares authorized,
46,264,779 and 46,132,779 shares issued and outstanding, respectively	46,265	46,133
Additional paid-in capital	3,507,938	3,437,070
Accumulated deficit	(743,527)	(748,447)

Total Stockholders' Equity	2,810,676	2,734,756

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,130,560	$3,745,268

See accompanying notes to the unaudited condensed consolidated financial statements

KUSH BOTTLES, INC
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	November 30,
	2015	2014

REVENUE	$1,720,581	$620,325
COST OF GOODS SOLD	1,148,209	403,315

GROSS MARGIN	572,372	217,010

OPERATING EXPENSES

Depreciation	5,890	3,278
Selling, general and administrative	559,283	300,980

Total Operating Expenses	565,173	304,258

INCOME (LOSS) FROM OPERATIONS	7,199	(87,248)

OTHER INCOME (EXPENSES)

Other income	19	1,736
Interest expense	(2,298)	(1,863)

Total Other Income (Expenses)	(2,279)	(127)

INCOME (LOSS) BEFORE INCOME TAXES	4,920	(87,375)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$4,920	$(87,375)

BASIC INCOME (LOSS) PER SHARE	$0.00	$(0.00)

DILUTED INCOME (LOSS) PER SHARE	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC	46,132,779	40,663,918

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - DILUTED	45,211,321	40,663,918

See accompanying notes to the unaudited condensed consolidated financial statements

KUSH BOTTLES, INC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	November 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,920	$(87,375)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	19,788	3,278

Changes in operating assets and liabilities
Accounts receivable	(12,100)	7,118
Prepaids	8,320	7,598
Inventory	(257,281)	(78,197)
Accounts payable	328,410	108,361
Accrued expenses and other current liabilties	26,736	28,689

Net cash provided by (used in) operating activities	118,793	(10,528)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(47,282)	(30,359)

Net cash used in investing activities	(47,282)	(30,359)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of related party loan	(33,332)	(30,000)
Proceeds from notes payable	-	15,026
Repayment of notes payable	(12,442)	(1,252)
Proceeds from sale of stock	71,000	112,500

Net cash provided by financing activities	25,226	96,274

NET INCREASE IN CASH	96,737	55,387

CASH AT BEGINNING OF PERIOD	201,259	23,004

CASH AT END OF PERIOD	$297,996	$78,391

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$2,298	$1,863
Income taxes	$-	$-

See accompanying notes to the condensed consolidated financial statements

KUSH BOTTLES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Kush Bottles, Inc. ("the Company") was incorporated in the state of Nevada on February 26, 2014.  The Company specializes in the wholesale distribution of packaging supplies for the cannabis industry. The Company's wholly owned subsidiary Kim International Corporation (KIM), a California corporation, was originally incorporated as Hy Gro Economics Corporation ("Hy Gro") on December 2, 2010. On October 30, 2012, Hy Gro amended its articles of incorporation to reflect a name change to KIM International Corporation (KIM).

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

Subsequent to the share exchange, the members of KIM owned 32,400,000 of shares of Company's common stock, effectively obtaining operational and management control of Kush. Kush had no operations prior to the share exchange. As a result of the recapitalization, KIM was the acquiring entity in accordance with ASC 805, Business Combinations. The accumulated losses of KIM were carried forward after the completion of the share exchange. Operations prior to the share exchange were those of KIM.

All reference to common stock shares and per share amounts have been restated to effect the recapitalization which occurred on March 4, 2014.

Acquisition of Dank Bottles, LLC

On April 10, 2015, the Company entered into an equity purchase agreement to acquire all of the issued and outstanding membership interests in Dank Bottles, LLC ("Dank"), a Colorado limited liability company, effectively making Dank a wholly owned subsidiary of the Company. In exchange for the purchased interests, the Company paid cash consideration of $373,725 and issued 3,500,000 shares of common stock to the sellers of Dank. Of the $373,725 of cash consideration, $273,725 was paid on April 10, 2015 and the remaining $100,000 is to be paid in 10 monthly installments beginning on July 31, 2015 and ending April 30, 2016. As of November 30, 2015, the balanced owed to these sellers is $41,668 and is included in current liabilies on the consolidated balance sheet.

The following table summarizes the total consideration paid by each major class of consideration, including non-cash consideration paid:

Consideration paid:
Cash	$ 273,725
Note payable, short-term	100,000
3,500,000 Common shares of Kush Bottles, Inc.	2,169,650
Total consideration	$ 2,543,375

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

The following table summarizes the purchase price allocation, and the estimated fair values of the net assets acquired, liabilities assumed, identifiable intangible assets, and goodwill that resulted from the acquisition of Dank as of April 10, 2015:

Cash and cash equivalents	$ 73,505
Accounts receivable, net	71,667
Inventory	300,901
Prepaid expenses	9,848
Property and equipment, net	76,767
532,688

Accounts payable	230,600
Customer deposits	72,585
Payroll liabilities	9,889
Notes payable, short-term	52,828
365,902

Goodwill	2,376,589

Total consideration	$ 2,543,375

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes include the activity of the Company and its wholly owned subsidiaries KIM and Dank have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. The following (a) balance sheets as of November 30, 2015 (unaudited) and August 31, 2015, which have been derived from audited financial statements, and (b) the unaudited interim statements of operations and cash flows of the Company have been prepared in accordance with accounting principles generally accepted in the U.S.  GAAP for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2015 are not necessarily indicative of results that may be expected for the year ending August 31, 2016. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended August 31, 2015 included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on November 30, 2015. There have been no significant changes to such accounting policies during the three months ended November 30, 2015.

Going Concern Matters

The accompanying condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has net income of $4,920 for the three months ended November 30, 2015, however, the Company had incurred a net loss for the fiscal year ended August 31, 2015 and 2014, and has an accumulated deficit of $743,527 as of November 30, 2015. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operations or generate sufficient revenue to meet its operating needs.  If the Company is unable to obtain adequate capital or generate sufficient revenues, it could be forced to curtail or delay development of operations.

In order to continue as a going concern, the Company needs to achieve a sustained profitable level of operations or the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through increased sales of product and by sale of restricted common shares. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its revenue targets for profitability or eventually secure other sources of financing and attain profitable operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Accounts Receivable

Trade accounts receivable are carried at their estimated collectible amounts.  Trade credit is generally extended on a short-term basis, thus trade receivables do not bear interest.  Trade accounts receivables are periodically evaluated for collectability based on past credit history and their current financial condition. The Company's allowance for doubtful accounts was $4,860 and $5,080 as of November 30, 2015 and August 31, 2015, respectively.

Inventory

Inventories are stated at the lower of cost or net realizable value using the first-in first out (FIFO) method. The Company's inventory consists of finished goods of $919,649 and $662,368 as of November 30, 2015 and August 31, 2015, respectively.

Earnings (Loss) Per Share

The Company computes net loss per share under Accounting Standards Codification subtopic 260-10, "Earnings per Share" ("ASC 260-10").  Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock.  Diluted net loss per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.

Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net earnings by the sum of (a) the weighted average number of shares of common stock outstanding during the period and (b) the potentially dilutive securities outstanding during the period. Stock options are the only potentially dilutive securities; and the number of dilutive options is computed using the treasury stock method.

The following table sets forth the calculation of basic and diluted earnings per share:

	Three months ended
	November 30,	November 30,
	2015	2014
Net income (loss)	$ 4,920	$ (87,375)
Weighted average common shares outstanding for
basic EPS	46,132,779	40,663,918
Net effect of dilutive options	(921,458)	-
Weighted average common shares outstanding for
diluted EPS	45,211,321	40,663,918
Basic earnings (loss) per share	$ 0.00	$ (0.00)
Diluted earnings (loss) per share	$ 0.00	$ (0.00)

Potentially dilutive securities, which were not included in the computation of diluted earnings per share because either the effect would have been anti-dilutive or the options' exercise prices were greater than the average market price of the common stock, were 921,458 and 0 for the three months ended November 30, 2015 and 2014, respectively.

Comprehensive Income (loss)

Comprehensive income (loss) is the change in the Company's equity (net assets) during each period from transactions and other events and circumstances from non-owner sources. During the three months ended November 30, 2015 and 2014, the Company had no elements of comprehensive income or loss.

Share-based Compensation

The Company account for its stock based award in accordance with Accounting Standards Codification subtopic 718-10, "Compensation", which requires fair value measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including restricted stock awards.  The Company estimates the fair value of stock using the stock price on the date of the approval of the award.  The fair value is then expensed over the requisite service periods of the awards, which is generally the performance period and the related amount is recognized in the condensed consolidated statements of operations.

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

The Company currently does not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. The Company's financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The fair value of the Company's cash is based on quoted prices and therefore classified as Level 1.

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

Level 3 - Unobservable inputs that reflect management's assumptions about the assumptions that market participants would use in pricing the asset or liability.

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodology used to measure fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Advances from Related Party. The Company assessed that the fair value of this liability approximates its carrying value due to its short-term nature.

Note Payable - Vehicle Loan. The Company assesses the fair value of this liability to approximate its carrying value based on the effective yields of similar obligations.

Line-of-Credit Payable. The Company assessed that the fair value of this liability approximates its carrying value due to its short-term nature.

The Company had no financial assets or liabilities that are measured at fair value on a recurring basis as of November 30, 2015 and August 31, 2015.

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

Recently Issued Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, Business Combinations (Topic 805), "Simplifying the Accounting for Measurement Period Adjustments" (ASU 2015-16). This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of charges in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company believes based on recent acquisitions that the impact that the adoption of ASU 2015-16 is likely immaterial. ASU 2015-16 will be effective for the Company in fiscal 2017.

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

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11—Simplifying the Measurement of Inventory.  The ASU was issued as part of the FASB’s simplification initiative and under the ASU, inventory is measured at the lower of cost and net realizable value, which would eliminate the other two options that currently exist for the market: (1) replacement cost and (2) net realizable value less an approximately normal profit margin. This ASU is effective for interim and annual periods beginning after December 15, 2016.  Early application is permitted and should be applied prospectively.  The Company is assessing the impact of the adoption of the ASU on its financial statements.

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

NOTE 2 - CONCENTRATIONS OF RISK

Supplier Concentrations

The Company purchases inventory from various suppliers and manufacturers. For the three months ended November 30, 2015 and 2014, two vendors accounted for approximately 55% and 64%, respectively, of total inventory purchases.

Customer Concentrations

For the three months ended November 30, 2014, Dank represented 29% of the Company's revenues. On April 10, 2015, the Company acquired Dank. During the three months ended November 30, 2015, one customer represented 13% of the Company's revenues.

NOTE 3 - RELATED-PARTY TRANSACTIONS

As a result of the Dank acquisition on April 10, 2015, the Company owed $100,000 to the sellers of Dank. The balance on this loan was $41,668 and 75,000 as of November 30, 2015 and August 31, 2015, respectively.

The Company leases its California and Colorado facilities from related parties. During the three months ended November 30, 2015 and 2014, the Company made rent payments of $42,300 and $24,000, respectively, to these related parties.

NOTE 4 - PROPERTY AND EQUIPMENT

The major classes of fixed assets consist of the following as of November 30, 2015 and August 31, 2015:

	November 30,	August 31,
	2015	2015
Office Equipment	$ 39,659	$ 28,955
Machinery and equipment	101,178	68,173
Leasehold improvements	38,336	32,780
Vehicles	119,142	140,609
	298,315	270,517
Accumulated Depreciation	(65,550)	(65,246)
	$ 232,765	$ 205,271

Depreciation expense was $19,788 and $3,279, for the three months ended November 30, 2015 and 2014, respectively.

NOTE 5 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	November 30,	August 31,
	2015	2015
Customer deposits	$ 202,838	$ 177,493
Accrued compensation	149,759	144,428
Credit card liabilities	46,746	56,748
Sales tax payable	18,727	12,665
	$ 418,070	$ 391,334

NOTE 6 - STOCKHOLDERS' EQUITY

Preferred Stock

The authorized preferred stock is 10,000,000 shares with a par value of $0.001. As of November 30, 2015 and August 31, 2015, the Company has no shares of preferred stock issued or outstanding.

Common Stock

The authorized common stock is 265,000,000 shares with a par value of $0.001. As of November 30, 2015 and August 31, 2015, 46,264,779 and 46,132,779 shares were issued and outstanding, respectively.

During the three months ended November 30, 2015, the Company sold 132,000 restricted shares of its common stock to accredited investors in exchange for cash of $71,000.

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

The Company did not award any stock options during the three months ended November 30, 2015. A summary of the Company's stock option activity during the year ended November 30, 2015 and August 31, 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance Outstanding, August 31, 2015	1,000,000	$0.05	3.46 years	$595,000
Granted	-	-	-	-
Exercised	-	-	-	-
Balance Outstanding, November 30, 2015	1,000,000	$0.05	3.21 years	$589,500
Exercisable, November 30, 2015	1,000,000	$0.05	3.21 years	$589,500

As of November 30, 2015, there was no unrecognized compensation cost related to non-vested share-based.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease

The Company's corporate head-quarters and primary distribution center is located in Santa Ana, California. The Company also has a facility located in Auburn, Washington. Each facility is leased. The California facility lease expires on August 1, 2017 and requires monthly payments of $9,000 in fiscal 16 and $10,000 in fiscal 17 for a total of $201,000 in lease commitments through the end of term. The Washington facility lease has a term of 6 months and provides for monthly payments of $1,739, and expires on December 31, 2015. Beginning January 2016, the Company elected to lease the Washington facility on a month to month basis for $1,978 per month. Effective April 10, 2015, the Company assumed the facility lease in Denver, Colorado, which is the headquarters of operations for its wholly-owned subsidiary, Dank. The lease runs through March 31, 2020 and requires escalating monthly payments, ranging between $4,800 and $5,800, for a total of $289,200 in future lease commitments through the end of the term. During the three months ended November 30, 3015 and 2014, the Company recognized $48,516 and $29,100 respectively, of rental expense, related to its office, retail and warehouse space.

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims as of November 30, 2015 and August 31, 2015.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent issuance of Common Stock

Subsequent to November 30, 2015 and through the date of this filing, the Company sold 223,333 restricted shares of its common stock to accredited investors in exchange for cash consideration of $130,000.

Subsequent Financing

On December 22, 2015, the Company advanced $155,000 on its revolving line of credit.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management and information currently available to management. The use of words such as “believes”, “expects”, “anticipates”, “intends”, “plans”, “estimates”, “should”, “likely” or similar expressions, indicates a forward-looking statement.

The identification in this report of factors that may affect our future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to:

•	Trends affecting the Company’s financial condition, results of operations or future prospects;
•	The Company’s business and growth strategies;
•	The Company’s financing plans and forecasts;
•	The factors that we expect to contribute to our success and the Company’s ability to be successful in the future;
•	The Company’s business model and strategy for realizing positive results as sales increase;
•	Competition, including the Company’s ability to respond to such competition and its expectations regarding continued competition in the market in which the Company competes;
•	Expenses;
•	The Company’s ability to meet its projected operating expenditures and the costs associated with development of new projects;
•	The Company’s ability to pay dividends or to pay any specific rate of dividends, if declared;
•	The impact of new accounting pronouncements on its financial statements;
•	That the Company’s cash flows from operating activities will be sufficient to meet its projected operating expenditures for the next twelve months;
•	The Company’s market risk exposure and efforts to minimize risk;
•	Development opportunities and its ability to successfully take advantage of such opportunities;
•	Regulations, including anticipated taxes, tax credits or tax refunds expected;
•
The outcome of various tax audits and assessments, including appeals thereof, timing of resolution of such audits, the Company’s estimates as to the amount of taxes that will ultimately be owed and the impact of these audits on the Company’s financial statements;

•	The Company’s overall outlook including all statements under Management’s Discussion and Analysis or Plan of Operation;
•	That estimates and assumptions made in the preparation of financial statements in conformity with US GAAP may differ from actual results; and
•	Expectations, plans, beliefs, hopes or intentions regarding the future.

The following discussion and analysis was prepared to supplement information contained in the accompanying consolidated financial statements and is intended to provide certain details regarding the Company’s financial condition as of November 30, 2015, and the results of operations for the three months ended November 30, 2015.  It should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this report as well as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal years ended August 31, 2015 and August 31, 2014.

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

The Company was incorporated in the state of Nevada on February 26, 2014.  The Company specializes in the wholesale distribution of packaging supplies for the cannabis industry. The Company's wholly owned subsidiary Kim International Corporation ("KIM"), a California corporation, was originally incorporated as Hy Gro Economics Corporation ("Hy Gro") on December 2, 2010. On October 30, 2012, Hy Gro amended its articles of incorporation to reflect a name change to KIM International Corporation (KIM).

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

Results of Operations - Comparison for the three month periods ended November 30, 2015 and 2014

Total revenues increased from $620,325 during the three month period ended November 30, 2014 to $1,720,581, which represents an increase of $1,100,256 or 177%. This increase is primarily due to continued sales growth in California, Oregon, Washington, and Colorado. Sales growth was not significantly impacted by inflation or changes in pricing. Cost of goods sold increased from $403,315 during the three month period ended November 30, 2014 to $1,148,209 during the three month period ended November 30, 2015, an increase of $744,894 or 185%. The two primary components of cost of goods sold include direct purchases and freight. Gross profits for the three month period ended November 30, 2015 amounted to $572,372 for a 33% gross margin. Gross profits for the three month period ended November 30, 2014 amounted to $217,010 for a 35% gross margin. Gross Profits increased by $355,362 or 164% during the three month period ended November 30, 2015 compared to the three month period ended November 30, 2014. The primary source of the increase in sales, cost of goods sold, and gross profits is due to growth in customer base in the states of California, Oregon, Washington, and Colorado.

Operating expenses for the three month period ended November 30, 2015 amounted to $565,173 compared to $304,258 for the three month period ended November 30, 2014, an increase of $260,915 or 86%. The increase in operating expenses stems from increases in professional fees, rent, office expenses, and payroll. Payroll and payroll related costs increased by $171,562 during the three month period ended November 30, 2015 due to the increase in head-count and salary levels. Professional fees increased $43,577 during the three month period ended November 30, 2015 as a result of continued utilization of auditors and SEC counsel. Rent expense increased by $19,416 due to rent increases in Washington and California and expansion into the Colorado facility as a result of the acquisition of Dank.

The net result for the three month period ended November 30, 2015 was a net profit of $4,920 or $0.00 income per share compared to a net loss of $87,375 or $(0.00) for the three month period ended November 30, 2014.

Liquidity and Capital Resources

At November 30, 2015, we had cash of $297,996 and  working capital of $255,907.

Cash Flows from Operating Activities

For the three month period ended November 30, 2015, net cash provided by operating activities was $118,793 compared to $10,528 in net cash used in operating activities for the three month period ended November 30, 2014. The change is primarily attributed to the net income of $4,920 for the three month period ended November 30, 2015 combined with the increase in accounts payable offset by the increase inventory levels.

Cash Flows from Investing Activities

Net cash used in investing activities increased from $30,359 to $47,282 for the three month period ended November 30, 2014 and 2015, respectively, as a direct result of investing in additional fixed assets.

Cash Flows from Financing Activities

Net cash provided by financing activities decreased from $96,274 to $25,226 for the three month period ended November 30, 2014 and 2015, respectively. The change is primarily attributed to the sale of shares of the Company's common stock in private placement offerings in exchange for cash of $71,000 during the three month period ended November, 2015 compared to $112,500 in offerings during the three month period ended November 30, 2014.

The Company has net income of $4,920 for the three months ended November 30, 2015, however, the Company had incurred a net loss for the fiscal year ended August 31, 2015 and 2014, and has an accumulated deficit of $743,527 as of November 30, 2015. Historically, the Company has had operating losses and negative cash flows from operations. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operations or generate sufficient revenue to meet its operating needs.  If the Company is unable to obtain adequate capital or generate sufficient revenues, it could be forced to curtail or delay development of operations. This need may be adversely impacted by uncertain market conditions and changes in the regulatory environment. To address its financing requirements, the Company intends to seek financing through debt and equity issuances and rights offerings to existing stockholders.

Management has outlined a plan to raise capital over the next 12 months through the issuance of restricted shares of the Company's common stock to accredited investors.  Management believes that the capital raised through these methods will be sufficient to sustain operations for the next 12 months.  However, the outcome of these matters cannot be predicted with certainty at this time.

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

Earnings (Loss) Per Share

The Company computes net loss per share under Accounting Standards Codification subtopic 260-10, "Earnings per Share" ("ASC 260-10").  Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock.  Diluted net loss per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.

Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net earnings by the sum of (a) the weighted average number of shares of common stock outstanding during the period and (b) the potentially dilutive securities outstanding during the period. Stock options are the only potentially dilutive securities; and the number of dilutive options is computed using the treasury stock method.

Fair Value of Financial Instruments

The fair value of certain of our financial instruments, including cash and cash equivalents, receivables, other current assets, accounts payable, accrued compensation and employee benefits, other accrued liabilities and notes payable, approximate their carrying amounts because of the short-term maturity of these instruments.

Revenue Recognition

It is the Company's policy that revenues from product sales is recognized in accordance with ASC 605 "Revenue Recognition".  Four basic criteria must be met before revenue can be recognized; (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management's judgments regarding fixed nature in selling prices of the products delivered and the collectability of those amounts.  The Company has not implemented any specific rebate programs. Provisions for discounts to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company has not established a formal customer incentive program, but considers and accommodates discounts to certain customers on a case by case basis, including by way of example, for volume shipping or for certain new customers with orders over a specific discretionary dollar threshold.

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

Share-based Compensation

The Company accounts for its stock based awards in accordance with Accounting Standards Codification subtopic 718-10, "Compensation", which requires fair value measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including restricted stock awards.  The Company estimates the fair value of stock using the stock price on the grant date of the award.  The fair value is then expensed over the requisite service periods of the awards, which is generally the performance period and the related amount is recognized in the consolidated statements of operations.

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

Foreign Currency Transactions

None.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting for the fiscal quarter ended November 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

To the best of the Company's knowledge and belief, no legal proceedings are currently pending or threatened.

Item 1A.  Risk Factors.

We are not required to provide this information as we are a Smaller Reporting Company.

Item 2.  Unregistered Sales of Equity Securities.

The authorized common stock is 265,000,000 shares with a par value of $0.001. As of November 30, 2015 and August 31, 2015, 46,264,779 and 46,132,779 shares were issued and outstanding, respectively.

Sales to accredited investors.  During the three months ended November 30, 2015, the Company sold 132,000 unregistered shares of Company common stock for cash to accredited investors who are not our directors, officers, employees or other service providers at a weighted average offering price of $0.5379 per share.  The total amount of cash consideration paid to us for these securities was $71,000.  Subsequent to November 30, 2015 and through the date of this filing we sold 223,333 unregistered shares of Company common stock for cash to accredited investors who are not our directors, officers, employees or other service providers at a weighted average offering price of $0.5821 per share. The total amount of cash consideration paid to us for these securities was $130,000.  We received only cash consideration for the sale of these securities.

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

Item 3.  Default Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable to our Company.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit #	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

*
Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

KUSH BOTTLES, INC.

January 13, 2016	/s/ Nicholas Kovacevich Nicholas Kovacevich Chief Executive Officer and Secretary

January 13, 2016	/s/ Chris Martin Chris Martin Chief Financial Officer