Form 10-Q
period 2016-02-29
Kush Bottles, Inc.
filed 2016-04-12
CIK 1604627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[ X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 47,229,412 shares outstanding as of April 12, 2016.

KUSH BOTTLES, INC.

KUSH BOTTLES, INC
Condensed Consolidated Balance Sheets
(Unaudited)
	February 29,	August 31,
	2016	2015
ASSETS

CURRENT ASSETS
Cash	$ 407,930	$ 201,259
Accounts receivable, net of allowance	235,938	146,392
Prepaids	468,130	153,389
Inventory	984,920	662,368
Total Current Assets	2,096,918	1,163,408

Goodwill	2,376,589	2,376,589
Property and equipment, net	234,846	205,281

TOTAL ASSETS	4,708,353	3,745,268

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$ 282,536	$ 377,199
Accrued expenses and other current liabilities	483,151	391,334
Line of credit	240,000	85,000
Notes payable - related parties	25,002	75,000
Notes payable - current portion	19,488	27,394

Total Current Liabilities	1,050,177	955,927

LONG-TERM DEBT
Notes payable	50,144	54,585

TOTAL LIABILITIES	1,100,321	1,010,512

COMMITMENTS and CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value, 265,000,000 shares authorized,
47,206,062 and 46,132,779 shares issued and outstanding, respectively	47,207	46,133
Additional paid-in capital	4,284,580	3,437,070
Accumulated deficit	(723,755)	(748,447)

Total Stockholders' Equity	3,608,032	2,734,756

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 4,708,353	$ 3,745,268

See accompanying notes to the unaudited condensed consolidated financial statements

KUSH BOTTLES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 29,		February 29,
	2016	2015	2016	2015

REVENUE	$ 1,798,539	$ 659,293	$ 3,519,029	$ 1,279,618
COST OF GOODS SOLD	1,200,690	402,190	2,351,189	805,523

GROSS MARGIN	597,849	257,103	1,167,840	474,095

OPERATING EXPENSES

Depreciation	6,057	4,503	11,948	7,782
Stock compensation expense	12,908	-	12,908	-
Selling, general and administrative	560,344	340,102	1,105,977	641,081

Total Operating Expenses	579,309	344,605	1,130,833	648,863

INCOME (LOSS) FROM OPERATIONS	18,540	(87,502)	37,007	(174,768)

OTHER INCOME (EXPENSES)
Other income	-	11,250	-	12,986
Interest expense	(9,922)	(910)	(12,315)	(2,773)

Total Other Income (Expenses)	(9,922)	10,340	(12,315)	10,213

INCOME (LOSS) BEFORE INCOME TAXES	8,618	(77,162)	24,692	(164,555)
PROVISION FOR INCOME TAXES	-	-	-	-
NET INCOME (LOSS)	$ 8,618	$ (77,162)	$ 24,692	$ (164,555)
BASIC INCOME (LOSS) PER SHARE	$ 0.00	$ (0.00)	$ 0.00	$ (0.00)

DILUTED INCOME (LOSS) PER SHARE	$ 0.00	$ (0.00)	$ 0.00	$ (0.00)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC	46,438,907	40,855,965	46,351,843	41,004,577
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - DILUTED	47,412,506	40,855,965	47,325,442	41,004,577

See accompanying notes to the unaudited condensed consolidated financial statements

KUSH BOTTLES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	February 29,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	24,692	(164,555)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	40,832	7,782
Stock compensation expense	17,377	-

Changes in operating assets and liabilities
Accounts receivable	(89,546)	2,018
Prepaids	(314,741)	37,152
Inventory	(322,552)	(109,124)
Accounts payable	(94,663)	(8,720)
Accrued expenses and other current liabilities	187,014	10,800

Net cash used in operating activities	(551,587)	(224,647)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(70,407)	(34,001)

Net cash used in investing activities	(70,407)	(34,001)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of related party loan	(49,998)	(50,000)
Drawdown on line of credit	155,000	-
Proceeds from notes payable	-	15,026
Repayment of notes payable	(12,347)	(3,190)
Proceeds from sale of stock	736,010	485,000

Net cash provided by financing activities	828,665	446,836

NET INCREASE IN CASH	206,671	188,188

CASH AT BEGINNING OF PERIOD	201,259	23,004

CASH AT END OF PERIOD	407,930	211,192

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	12,315	2,773
Income taxes	-	-

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

Acquisition of Dank Bottles, LLC

On April 10, 2015, the Company entered into an equity purchase agreement to acquire all of the issued and outstanding membership interests in Dank Bottles, LLC ("Dank"), a Colorado limited liability company, effectively making Dank a wholly owned subsidiary of the Company. In exchange for the purchased interests, the Company paid cash consideration of $373,725 and issued 3,500,000 shares of common stock to the sellers of Dank. Of the $373,725 of cash consideration, $273,725 was paid on April 10, 2015 and the remaining $100,000 is to be paid in 10 monthly installments beginning on July 31, 2015 and ending April 30, 2016. As of February 29, 2016, the balanced owed to these sellers is $25,002 and is included in current liabilies on the consolidated balance sheet.

The following table summarizes the total consideration paid by each major class of consideration, including non-cash consideration paid:

Consideration paid:
Cash	$ 273,725
Note payable, short-term	100,000
3,500,000 Common shares of Kush Bottles, Inc.	2,169,650
Total consideration	$ 2,543,375

There was no public market for the Company's common stock and, as such, we evaluated the best evidence to estimate the common stock's fair value. The common stock was valued using the market approach. The market approach bases the valuation measurement on what other similar enterprises or comparable transactions indicate the value to be. From the period of inception to April 10, 2015, the Company had sold 1,471,112 shares of its common stock to accredited investors for cash of $912,000, at a weighted average offering price of $0.6199 per share. Accordingly, the Company had valued the price of the common stock issued in conjunction with these transactions at $0.6199 per share. The Company considered these transactions preceding the acquisition the best evidence of fair value for the common stock. In the absence of an active market trading its securities, management will continue to monitor transactions in the Company's common stock to ascertain its value under the market approach.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes include the activity of the Company and its wholly owned subsidiaries KIM and Dank have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. The following (a) balance sheets as of February 29, 2016 (unaudited) and August 31, 2015, which have been derived from audited financial statements, and (b) the unaudited interim statements of operations and cash flows of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. GAAP for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended February 29, 2016 are not necessarily indicative of results that may be expected for the year ending August 31, 2016. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended August 31, 2015 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on November 30, 2015. There have been no significant changes to such accounting policies during the six months ended February 29, 2016.

Going Concern Matters

The accompanying condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has net income of $24,692 for the six months ended February 29, 2016, however, the Company had incurred a net loss for the fiscal year ended August 31, 2015 and 2014, and has an accumulated deficit of $723,755 as of February 29, 2016. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operations or continue to generate sufficient revenue to meet its operating needs.  If the Company is unable to obtain adequate capital or generate sufficient revenues, it could be forced to curtail or delay development of operations.

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

Accounts Receivable

Trade accounts receivable are carried at their estimated collectible amounts.  Trade credit is generally extended on a short-term basis, thus trade receivables do not bear interest.  Trade accounts receivables are periodically evaluated for collectability based on past credit history and their current financial condition. The Company’s allowance for doubtful accounts was $4,860 and $5,080 as of February 29, 2016 and August 31, 2015, respectively.

Inventory

Inventories are stated at the lower of cost or net realizable value using the first-in first out (FIFO) method. The Company’s inventory consists of finished goods of $984,920 and $662,368 as of February 29, 2016 and August 31, 2015, respectively.

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Net income (loss)	$ 8,618	$ (77,162)	$ 24,692	$ (164,555)
Weighted average common shares outstanding for
basic EPS	46,438,907	40,855,965	46,351,843	41,004,577
Net effect of dilutive options	973,599	-	973,599	-
Weighted average common shares outstanding for
diluted EPS	47,412,506	40,855,965	47,325,442	41,004,577
Basic earnings (loss) per share	$ 0.00	$ (0.00)	$ 0.00	$ (0.00)
Diluted earnings (loss) per share	$ 0.00	$ (0.00)	$ 0.00	$ (0.00)

Potentially dilutive securities, which were not included in the computation of diluted earnings per share because either the effect would have been anti-dilutive or the options’ exercise prices were greater than the average market price of the common stock, were 973,599 and 0 for the three and six months ended February 29, 2016 and 2015, respectively.

Comprehensive Income (loss)

Comprehensive income (loss) is the change in the Company’s equity (net assets) during each period from transactions and other events and circumstances from non-owner sources. During the six months ended February 29, 2016 and 2015, the Company had no elements of comprehensive income or loss.

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

The Company had no financial assets or liabilities that are measured at fair value on a recurring basis as of February 29, 2016 and August 31, 2015.

Segment Information

The Company is organized as a single operating segment, whereby its chief operating decision maker assesses the performance of and allocates resources to the business as a whole.

Reclassification

Certain reclassifications have been made in financial statements to conform the prior period data to the current presentation. These reclassifications had no effect on reported net loss.

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

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11—Simplifying the Measurement of Inventory.  The ASU was issued as part of the FASB’s simplification initiative and under the ASU; inventory is measured at the lower of cost and net realizable value, which would eliminate the other two options that currently exist for the market: (1) replacement cost and (2) net realizable value less an approximately normal profit margin.  This ASU is effective for interim and annual periods beginning after December 15, 2016.  Early application is permitted and should be applied prospectively.  The Company is assessing the impact of the adoption of the ASU on its financial statements.

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

NOTE 2 – CONCENTRATIONS OF RISK

Supplier Concentrations

The Company purchases inventory from various suppliers and manufacturers. For the six months ended February 29, 2016 and 2015, three vendors accounted for approximately 50% and 72%, respectively, of total inventory purchases.

Customer Concentrations

For the six months ended February 28, 2015, Dank represented 28% of the Company's revenues. On April 10, 2015, the Company acquired Dank. During the six months ended February 29, 2016, one customer represented 11% of the Company's revenues.

NOTE 3 – RELATED-PARTY TRANSACTIONS

As a result of the Dank acquisition on April 10, 2015, the Company owed $100,000 to the sellers of Dank. The balance on this loan was $25,002 and 75,000 as of February 29, 2016 and August 31, 2015, respectively.

The Company leases its California and Colorado facilities from related parties. During the six months ended February 29, 2016 and 2015, the Company made rent payments of $84,600 and $47,000, respectively, to these related parties.

NOTE 4 – PROPERTY AND EQUIPMENT

The major classes of fixed assets consist of the following as of February 29, 2016 and August 31, 2015:

	February 29,	August 31,
	2016	2015
Office Equipment	$ 46,968	$ 28,955
Machinery and equipment	110,808	68,173
Leasehold improvements	46,371	32,780
Vehicles	117,292	140,609
	321,439	270,517
Accumulated Depreciation	(86,593)	(65,246)
	$ 234,846	$ 205,271

Depreciation expense was $40,832 and $7,782, for the six months ended February 29, 2016 and 2015, respectively.

NOTE 5 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	February 29,	August 31,
	2016	2015
Customer deposits	$ 281,234	$ 177,493
Accrued compensation	61,241	144,428
Credit card liabilities	123,705	56,748
Sales tax payable	16,971	12,665
	$ 483,151	$ 391,334

NOTE 6 – STOCKHOLDERS' EQUITY

Preferred Stock

The authorized preferred stock is 10,000,000 shares with a par value of $0.001. As of February 29, 2016 and August 31, 2015, the Company has no shares of preferred stock issued or outstanding.

Common Stock

The authorized common stock is 265,000,000 shares with a par value of $0.001. As of February 29, 2016 and August 31, 2015, 47,206,062 and 46,132,779 shares were issued and outstanding, respectively.

During the six months ended February 29, 2016, the Company sold 903,033 restricted shares of its common stock to accredited investors in exchange for cash of $736,010. The Company also issued 170,250 shares of its common stock in exchange for $112,574 of services rendered, of which $95,197 was included in accrued expenses as of August 31, 2015.

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

The Company did not award any stock options during the six months ended February 29, 2016. A summary of the Company’s stock option activity during the period ended February 29, 2016 and August 31, 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance Outstanding, August 31, 2015	1,000,000	$ 0.05	3.46 years	$ 595,000
Granted	-	-	-	-
Exercised	-	-	-	-
Balance Outstanding, February 29, 2016	1,000,000	$ 0.05	3.04 years	$ 1,260,000
Exercisable, February 29, 2016	1,000,000	$ 0.05	3.04 years	$ 1,260,000

As of February 29, 2016, there was no unrecognized compensation cost related to non-vested share-based.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Lease

The Company’s corporate head-quarters and primary distribution center is located in Santa Ana, California. The Company also has a facility located in Auburn, Washington. Each facility is leased. The California facility lease expires on August 1, 2017 and requires monthly payments of $9,000 in fiscal 16 and $10,000 in fiscal 17 for a total of $174,000 in lease commitments through the end of term. The Washington facility lease has a term of 6 months and provides for monthly payments of $1,739, and expires on December 31, 2015. Beginning January 2016, the Company elected to lease the Washington facility on a month to month basis for $2,074 per month. Effective April 10, 2015, the Company assumed the facility lease in Denver, Colorado, which is the headquarters of operations for its wholly-owned subsidiary, Dank. The lease runs through March 31, 2020 and requires escalating monthly payments, ranging between $4,800 and $5,800, for a total of $273,900 in future lease commitments through the end of the term. During the six months ended February 29, 2016 and 2015, the Company recognized $101,203 and $58,278 respectively, of rental expense, related to its office, retail and warehouse space.

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims as of February 29, 2016 and August 31, 2015.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent issuance of Common Stock

Subsequent to February 29, 2016 and through the date of this filing, the Company sold 23,350 restricted shares of its common stock to accredited investors in exchange for cash consideration of $20,013.

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

The following discussion and analysis was prepared to supplement information contained in the accompanying consolidated financial statements and is intended to provide certain details regarding the Company’s financial condition as of February 29, 2016, and the results of operations for the three and six months ended February 29, 2016.  It should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this report as well as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal years ended August 31, 2015 and August 31, 2014.

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

Results of Operations – Comparison for the three month periods ended February 29, 2016 and 2015

Total revenues increased from $659,293 during the three month period ended February 28, 2015 to $1,798,539 during the three month period ended February 29, 2016, which represents an increase of $1,139,246 or 173%. This increase is primarily due to continued sales growth in California, Oregon, Washington, and Colorado. Sales growth was not significantly impacted by inflation or changes in pricing. Cost of goods sold increased from $402,190 during the three month period ended February 28, 2015 to $1,200,690 during the three month period ended February 29, 2016, an increase of $798,500. The two primary components of cost of goods sold include direct purchases and freight. Gross profits for the three month period ended February 29, 2016 amounted to $597,849 for a 33% gross margin. Gross profits for the three month period ended February 28, 2015 amounted to $257,103 for a 39% gross margin. Gross Profits increased by $340,746 or 133% during the three month period ended February 29, 2016 compared to the three month period ended February 28, 2015. The primary source of the increase in sales, cost of goods sold, and gross profits is due to growth in customer base in the states of California, Oregon, Washington, and Colorado.

Operating expenses for the three month period ended February 29, 2016 amounted to $579,309 compared to $344,605 for the three month period ended February 28, 2015, an increase of $234,704 or 68%. The increase in operating expenses stems from increases in professional fees, rent, office expenses, and payroll. Payroll and payroll related costs increased by $123,103 during the three month period ended February 29, 2016 due to the increase in head-count and salary levels. Professional fees increased $12.826 during the three month period ended February 29, 2016 as a result of continued utilization of auditors and SEC counsel. Rent expense increased by $24,509 due to rent increases in Washington and California and expansion into the Colorado facility as a result of the acquisition of Dank.

The net result for the three month period ended February 29, 2016 was a profit of $8,618 or $0.00 income per share compared to a net loss of $77,162 or $(0.00) loss per share for the three month period ended February 28, 2015.

Results of Operations – Comparison for the six month periods ended February 29, 2016 and 2015

Total revenues increased from $1,279,618 during the six month period ended February 28, 2015 to $3,519,029 during the six month period ended February 29, 2016, which represents an increase of $2,239,411 or 175%. This increase is primarily due to continued sales growth in California, Oregon, Washington, and Colorado. Sales growth was not significantly impacted by inflation or changes in pricing. Cost of goods sold increased from $805,523 during the six month period ended February 28, 2015 to $2,351,189 during the six month period ended February 29, 2016, an increase of $1,545,666. The two primary components of cost of goods sold include direct purchases and freight. Gross profits for the six month period ended February 29, 2016 amounted to $1,167,840 for a 33% gross margin. Gross profits for the six month period ended February 28, 2015 amounted to $474,095 for a 37% gross margin. Gross Profits increased by $693,745 or 146% during the six month period ended February 29, 2016 compared to the six month period ended February 28, 2015. The primary source of the increase in sales, cost of goods sold, and gross profits is due to growth in customer base in the states of California, Oregon, Washington, and Colorado.

Operating expenses for the six month period ended February 29, 2016 amounted to $1,130,833 compared to $648,863 for the six month period ended February 28, 2015, an increase of $481,970 or 74%. The increase in operating expenses stems from increases in professional fees, rent, office expenses, and payroll. Payroll and payroll related costs increased by $298,075 during the six month period ended February 29, 2016 due to the increase in head-count and salary levels. Professional fees increased $58,347 during the six month period ended February 29, 2016 as a result of continued utilization of auditors and SEC counsel. Rent expense increased by $43,926 due to rent increases in Washington and California and expansion into the Colorado facility as a result of the acquisition of Dank.

The net result for the six month period ended February 29, 2016 was a profit of $24,692 or $(0.00) income per share compared to a net loss of $164,555 or $(0.00) loss per share for the six month period ended February 28, 2015.

Liquidity and Capital Resources

At February 29, 2016, we had cash of $407,930 and a working capital surplus of $1,046,741.

Cash Flows from Operating Activities

For the six month period ended February 29, 2016, net cash used in operating activities was $551,587 compared to $224,647 in net cash used in operating activities for the six month period ended February 28, 2015. The change is primarily attributed to increases in accounts receivable, prepaids, inventory and accounts payable during the six month period ended February 29, 2016.

Cash Flows from Investing Activities

Net cash used in investing activities increased from $34,001 to $70,407 for the six month period ended February 29, 2016 as a direct result of investing in additional fixed assets.

Cash Flows from Financing Activities

Net cash provided by financing activities increased from $446,836 to $828,665 for the six month period ended February 29, 2015 and 2016, respectively. The change is primarily attributed to a drawdown on a line of credit in an amount of $155,000, as well as the sale of shares of the Company's common stock in private placement offerings in exchange for cash of $736,010 during the six month period ended February 29, 2016 compared to $485,000 in offerings during the six month period ended February 29, 2015.

The Company has net income of $24,692 for the six months ended February 29, 2016, however, the Company had incurred a net loss for the fiscal year ended August 31, 2015 and 2014, and has an accumulated deficit of $723,755 as of February 29, 2016. Historically, the Company has had operating losses and negative cash flows from operations. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operations or generate sufficient revenue to meet its operating needs.  If the Company is unable to obtain adequate capital or generate sufficient revenues, it could be forced to curtail or delay development of operations. This need may be adversely impacted by uncertain market conditions and changes in the regulatory environment. To address its financing requirements, the Company intends to seek financing through debt and equity issuances and rights offerings to existing stockholders.

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

Goodwill and Other Long-Lived Assets

Goodwill represents the excess of cost over the fair value of identifiable assets acquired and liabilities assumed in business combinations. The Company’s management assess goodwill for impairment on an annual basis during the fourth quarter using an August 1 measurement date unless circumstances require a more frequent measurement. When evaluating goodwill for impairment, the Company may first perform an assessment qualitatively whether it is more likely than not that a reporting unit's carrying amount exceeds its fair value, referred to as a "step zero" approach. If, based on the review of the qualitative factors, the Company determines it is not more likely than not that the fair value of goodwill is less than its carrying value, it would bypass the two-step impairment test. Events and circumstances the Company considers in performing the "step zero" qualitative assessment include macro-economic conditions, market and industry conditions, internal cost factors, share price fluctuations, and the operational stability and the overall financial performance of the reporting units. If the Company concludes that it is more likely than not that a reporting unit's fair value is less than its carrying amount, it would perform the first step (“step one”) of the two-step impairment test and calculate the estimated fair value of the goodwill by using discounted cash flow valuation model. These methods require estimates of future revenues, profits, capital expenditures, working capital, and other relevant factors. The Company estimates these amounts by evaluating historical trends, current budgets, operating plans, industry data, and other relevant factors.

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

Revenue Recognition

It is the Company’s policy that revenues from product sales are recognized in accordance with ASC 605 "Revenue Recognition".  Four basic criteria must be met before revenue can be recognized; (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding fixed nature in selling prices of the products delivered and the collectability of those amounts.  The Company has not implemented any specific rebate programs. Provisions for discounts to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company has not established a formal customer incentive program, but considers and accommodates discounts to certain customers on a case by case basis, including by way of example, for volume shipping or for certain new customers with orders over a specific discretionary dollar threshold.

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

Business Combinations

Accounting for our acquisitions requires the Company to recognize, separately from goodwill, the assets acquired and the liabilities assumed at their acquisition-date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition-date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, this may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations and comprehensive income (loss).

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting for the fiscal quarter ended February 29, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings.

To the best of the Company’s knowledge and belief, no legal proceedings are currently pending or threatened.

Item 1A.

Risk Factors.

We are not required to provide this information as we are a Smaller Reporting Company.

Item 2.

Unregistered Sales of Equity Securities.

The authorized common stock is 265,000,000 shares with a par value of $0.001. As of February 29, 2016 and August 31, 2015, 47,206,062 and 46,132,779 shares were issued and outstanding, respectively.

During the six months ended February 29, 2016, the Company sold 903,033 restricted shares of its common stock to accredited investors in exchange for cash of $736,010.

Subsequent to February 29, 2016 and through the date of this filing, the Company sold 23,350 restricted shares of its common stock to accredited investors in exchange for cash consideration of $20,013.

Item 3.

Default Upon Senior Securities.

None.

Item 4.

Mine Safety Disclosures.

Not applicable to our Company.

Item 5.

Other Information.

None.

Item 6.

Exhibits

31.1

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Nicholas Kovacevich.

31.2

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Chris Martin

32.1

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Nicholas Kovacevich.

32.2

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chris Martin.

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

KUSH BOTTLES, INC.

Date:  April 12, 2016

By:

/s/ Nicholas Kovacevich

Chief Executive Officer and Secretary

Date:  April 12, 2016

By:

/s/ Chris Martin

Chief Financial Officer