Form 10-Q
period 2016-05-31
Kush Bottles, Inc.
filed 2016-07-06
CIK 1604627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

[X]

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

Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 47,510,041 shares outstanding as of June 30, 2016.

KUSH BOTTLES, INC.

KUSH BOTTLES, INC
Condensed Consolidated Balance Sheets
(Unaudited)

	May 31,	August 31,
	2016	2015
ASSETS

CURRENT ASSETS

Cash	$ 354,247	$ 201,259
Accounts receivable, net of allowance	212,355	146,392
Prepaids	520,574	153,389
Inventory	1,063,657	662,368

Total Current Assets	2,150,833	1,163,408

Goodwill	2,376,589	2,376,589
Deposits	12,220	-
Property and equipment, net	225,962	205,271

TOTAL ASSETS	$ 4,765,604	$ 3,745,268

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$ 267,087	$ 377,199
Accrued expenses and other current liabilities	371,760	391,334
Line of credit	240,000	85,000
Notes payable - related parties	-	75,000
Notes payable - current portion	19,554	27,394

Total Current Liabilities	898,401	955,927

LONG-TERM DEBT

Notes payable	44,885	54,585

TOTAL LIABILITIES	943,286	1,010,512

COMMITMENTS and CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 265,000,000 shares authorized,
47,407,541 and 46,132,779 shares issued and outstanding, respectively	47,408	46,133
Additional paid-in capital	4,483,376	3,437,070
Accumulated deficit	(708,466)	(748,447)

Total Stockholders' Equity	3,822,318	2,734,756

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 4,765,604	$ 3,745,268

See accompanying notes to the unaudited condensed consolidated financial statements.

KUSH BOTTLES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2016	2015	2016	2015

REVENUE	$ 2,322,638	$ 1,198,083	$ 5,841,168	$ 2,477,702
COST OF GOODS SOLD	1,588,302	779,652	3,941,189	1,585,170

GROSS PROFIT	734,336	418,431	1,899,979	892,532

OPERATING EXPENSES

Depreciation	6,542	8,514	18,489	16,297
Stock compensation expense	42,723	-	60,100	-
Selling, general and administrative	656,642	484,778	1,763,948	1,125,881

Total Operating Expenses	705,907	493,292	1,842,537	1,142,178

INCOME (LOSS) FROM OPERATIONS	28,429	(74,861)	57,442	(249,646)

OTHER INCOME (EXPENSES)

Other income	-	-		12,980
Interest expense	(5,145)	(1,532)	(17,461)	(4,305)

Total Other Income (Expenses)	(5,145)	(1,532)	(17,461)	8,675

INCOME (LOSS) BEFORE INCOME TAXES	23,284	(76,393)	39,981	(240,971)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$ 23,284	$ (76,393)	$ 39,981	$ (240,971)

BASIC INCOME (LOSS) PER SHARE	$ 0.00	$ (0.00)	$ 0.00	$ (0.01)

DILUTED INCOME (LOSS) PER SHARE	$ 0.00	$ (0.00)	$ 0.00	$ (0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC	46,525,540	42,284,342	46,667,750	41,726,721

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - DILUTED	47,578,327	42,284,342	47,720,537	41,726,721

See accompanying notes to the unaudited condensed consolidated financial statements.

KUSH BOTTLES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	May 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 39,981	$ (240,971)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	58,278	16,297
Stock compensation expense	60,100	-

Changes in operating assets and liabilities
Accounts receivable	(65,963)	37,575
Prepaids	(334,935)	(2,256)
Inventory	(401,289)	(83,914)
Deposits	(12,220)	-
Accounts payable	(110,111)	10,507
Accrued expenses and other current liabilities	75,622	9,855

Net cash used in operating activities	(690,537)	(252,907)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of Dank Bottles, LLC	-	(273,725)
Purchase of property and equipment	(78,969)	(63,226)

Net cash used in investing activities	(78,969)	(336,951)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of related party loan	(75,000)	(50,000)
Drawdown on line of credit	155,000	-
Proceeds from notes payable	-	56,086
Repayment of notes payable	(17,541)	(8,712)
Proceeds from sale of stock	860,035	702,001

Net cash provided by financing activities	922,494	699,375

NET INCREASE IN CASH	152,988	109,517

CASH AT BEGINNING OF PERIOD	201,259	23,004

CASH AT END OF PERIOD	$ 354,247	$ 132,521

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$ 17,461	$ 4,305
Income taxes	$ -	$ -

See accompanying notes to the unaudited condensed consolidated financial statements.

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

Acquisition of Dank Bottles, LLC

On April 10, 2015, the Company entered into an equity purchase agreement to acquire all of the issued and outstanding membership interests in Dank Bottles, LLC ("Dank"), a Colorado limited liability company, effectively making Dank a wholly owned subsidiary of the Company. In exchange for the purchased interests, the Company paid cash consideration of $373,725 and issued 3,500,000 shares of common stock to the sellers of Dank. Of the $373,725 of cash consideration, $273,725 was paid on April 10, 2015 and the remaining $100,000 is to be paid in 10 monthly installments beginning on July 31, 2015 and ending April 30, 2016. As of May 31, 2016, the balanced owed to these sellers is $25,002 and is included in current liabilies on the consolidated balance sheet.

The following table summarizes the total consideration paid by each major class of consideration, including non-cash consideration paid:

Consideration paid:
Cash	$ 273,725
Note payable, short-term	100,000
3,500,000 Common shares of Kush Bottles, Inc.	2,169,650
Total consideration	$ 2,543,375

On the date of acquisition, there was no public market for the Company's common stock and, as such, we evaluated the best evidence to estimate the common stock's fair value. The common stock was valued using the market approach. The market approach bases the valuation measurement on what other similar enterprises or comparable transactions indicate the value to be. From the period of inception to April 10, 2015, the Company had sold 1,471,112 shares of its common stock to accredited investors for cash of $912,000, at a weighted average offering price of $0.6199 per share. Accordingly, the Company has valued the price of the common stock issued in conjunction with these transactions at $0.6199 per share. The Company considers these transactions preceding the acquisition the best evidence of fair value for the common stock.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes include the activity of the Company and its wholly owned subsidiaries KIM and Dank have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. The following (a) balance sheets as of May 31 2016 (unaudited) and August 31, 2015, which have been derived from audited financial statements, and (b) the unaudited interim statements of operations and cash flows of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. GAAP for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended May 31, 2016 are not necessarily indicative of results that may be expected for the year ending August 31, 2016. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended August 31, 2015 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on November 30, 2015. There have been no significant changes to such accounting policies during the nine months ended May 31, 2016.

Going Concern Matters

The accompanying condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has net income of $39,981 for the nine months ended May 31, 2016, however, the Company had incurred a net loss for the fiscal years ended August 31, 2015 and 2014, and has an accumulated deficit of $708,466 as of May 31, 2016. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operations or generate sufficient revenue to meet its operating needs.  If the Company is unable to obtain adequate capital or generate sufficient revenues, it could be forced to curtail or delay development of operations.

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

Accounts Receivable

Trade accounts receivable are carried at their estimated collectible amounts.  Trade credit is generally extended on a short-term basis, thus trade receivables do not bear interest.  Trade accounts receivables are periodically evaluated for collectability based on past credit history and their current financial condition. The Company’s allowance for doubtful accounts was $4,860 and $5,080 as of May 31, 2016 and August 31, 2015, respectively.

Inventory

Inventories are stated at the lower of cost or net realizable value using the first-in first out (FIFO) method. The Company’s inventory consists of finished goods of $1,063,657 and $662,368 as of May 31, 2016 and August 31, 2015, respectively.

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2016	2015	2016	2015
Net income (loss)	$ 23,384	$ (76,393)	$ 39,981	$ (240,971)
Weighted average common shares outstanding for
basic EPS	46,525,540	42,284,342	46,667,750	41,726,721
Net effect of dilutive options	1,052,787	-	1,052,787	-
Weighted average common shares outstanding for
diluted EPS	47,578,327	42,284,342	47,720,537	41,726,721
Basic earnings (loss) per share	$ 0.00	$ (0.00)	$ 0.00	$ (0.01)
Diluted earnings (loss) per share	$ 0.00	$ (0.00)	$ 0.00	$ (0.01)

Potentially dilutive securities, which were not included in the computation of diluted earnings per share because either the effect would have been anti-dilutive or the options’ exercise prices were greater than the average market price of the common stock, were 1,052,787 and 0 for the three and nine months ended May 31, 2016 and 2015, respectively.

Comprehensive Income (loss)

Comprehensive income (loss) is the change in the Company’s equity (net assets) during each period from transactions and other events and circumstances from non-owner sources. During the nine months ended May 31, 2016 and 2015, the Company had no elements of comprehensive income or loss.

Share-based Compensation

The Company accounts for its stock based awards in accordance with Accounting Standards Codification subtopic 718-10, "Compensation", which requires fair value measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including restricted stock awards.  The Company bases the fair value of stock using the stock price on the date of the approval of the award.  The fair value is then expensed over the requisite service periods of the awards, which is generally the performance period and the related amount is recognized in the condensed consolidated statements of operations.

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

Line of Credit Payable. The Company assessed that the fair value of this liability approximates its carrying value due to its short-term nature.

The Company had no financial assets or liabilities that are measured at fair value on a recurring basis as of May 31, 2016 and August 31, 2015.

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

Recently Issued Accounting Pronouncements

In May 2016, accounting guidance was issued to clarify the not yet effective revenue recognition guidance issued in May 2014. This additional guidance does not change the core principle of the revenue recognition guidance issued in May 2014, rather, it provides clarification of accounting for collections of sales taxes as well as recognition of revenue (i) associated with contract modifications, (ii) for noncash consideration, and (iii) based on the collectability of the consideration from the customer. The guidance also specifies when a contract should be considered “completed” for purposes of applying the transition guidance. The effective date and transition requirements for this guidance are the same as the effective date and transition requirements for the guidance previously issued in 2014, which is effective for interim and annual periods beginning on or after December 15, 2017. The Company not yet determined the impact that this new guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update change existing guidance related to accounting for employee share-based payments affecting the income tax consequences of awards, classification of awards as equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the potential impact of the adoption of this standard.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the consolidated balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the potential impact of the adoption of this standard.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update revise the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The amendments are effective for annual reporting periods after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of this standard.

In April 2015, the FASB issued ASU 2015-03, Interest- Imputation of Interest (Subtopic 835-30). This guidance is to simplify the presentation of debt issuance costs by recognizing a debt liability in the balance sheet as a direct deduction from that debt liability consistent with the presentation of a debt discount. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company has adopted this standard and the adoption did not have a material impact on the Company’s financial position.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and to provide related footnote disclosures. The ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The ASU is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, which for the Company is April 1, 2017. Early adoption is permitted. The adoption of this standard will not have a material impact on the Company’s financial position or results of operations. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. The central feature of the guidance on disclosure requirements is that required disclosures are limited to matters significant to a particular entity. The disclosures focus primarily on risks and uncertainties that could significantly affect the amounts reported in the financial statements in the near term or the near-term functioning of the reporting entity.

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

NOTE 2 – CONCENTRATIONS OF RISK

Supplier Concentrations

The Company purchases inventory from various suppliers and manufacturers. For the nine months ended May 31, 2016 and 2015, two vendors accounted for approximately 32% and 50%, respectively, of total inventory purchases.

Customer Concentrations

For the nine months ended May 31, 2015, Dank represented 20% of the Company's revenues. On April 10, 2015, the Company acquired Dank. During the nine months ended May 31, 2016, there were no customers which represented over 10% of the Company's revenues.

NOTE 3 – RELATED-PARTY TRANSACTIONS

As a result of the Dank acquisition on April 10, 2015, the Company owed $100,000 to the sellers of Dank. The balance on this loan was $0 and 75,000 as of May 31, 2016 and August 31, 2015, respectively.

The Company leases its California and Colorado facilities from related parties. During the nine months ended May 31, 2016 and 2015, the Company made rent payments of $127,800 and $76,100, respectively, to these related parties.

On May 13, 2016, the Company amended the Board of Directors Services Agreement with Greg Gamet dated May 4, 2015. The Director’s compensation was revised to include a new compensation arrangement that effectively supersedes the original compensation terms. Effective May 13, 2016, the Board approved the issuance of 250,000 stock options to acquire unrestricted common stock at an exercise price of $1.00 per share, with 50% of such stock options vesting on May 13, 2017 and none before this date and the remaining 50% of such stock options vesting ratably in 4 quarterly installments over the following 12 months.

NOTE 4 – PROPERTY AND EQUIPMENT

The major classes of fixed assets consist of the following as of May 31, 2016 and August 31, 2015:

	May 31,	August 31,
	2016	2015
Office Equipment	$ 49,987	$ 28,955
Machinery and equipment	114,157	68,173
Leasehold improvements	48,566	32,780
Vehicles	116,592	140,609
	329,302	270,517
Accumulated Depreciation	(103,340)	(65,246)
	$ 225,962	$ 205,271

Depreciation expense was $58,278 and $16,297, for the nine months ended May 31, 2016 and 2015, respectively.

NOTE 5 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	May 31,	August 31,
	2016	2015
Customer deposits	$ 121,431	$ 177,493
Accrued compensation	150,005	144,428
Credit card liabilities	78,260	56,748
Sales tax payable	22,064	12,665
	$ 371,760	$ 391,334

NOTE 6 – STOCKHOLDERS' EQUITY

Preferred Stock

The authorized preferred stock is 10,000,000 shares with a par value of $0.001. As of May 31, 2016 and August 31, 2015, the Company has no shares of preferred stock issued or outstanding.

Common Stock

The authorized common stock is 265,000,000 shares with a par value of $0.001. As of May 31, 2016 and August 31, 2015, 47,407,541 and 46,132,779 shares were issued and outstanding, respectively.

During the nine months ended May 31, 2016, the Company sold 1,074,512 restricted shares of common stock to accredited investors in exchange for cash of $860,035.

During the nine months ended May 31, 2016, the Company issued 172,500 restricted shares of common stock and 2,750 unrestricted shares of common stock in exchange for $118,123 of services rendered, of which $95,197 was included in accrued expenses as of August 31, 2015.

On March 17, 2016, the Company issued 25,000 restricted shares of common stock, valued at $32,250, as partial payment for the development of specific machinery and equipment. This amount is included in prepaids on the condensed consolidated balance sheet as of May 31, 2016.

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

During the nine months ended May 31, 2016, the Company issued 520,000 stock options pursuant to the Company’s 2016 Stock Incentive Plan, which was adopted on February 9, 2016. A summary of the Company’s stock option activity during the period ended May 31, 2016 and August 31, 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance Outstanding, August 31, 2015	1,000,000	$ 0.05	3.46 years	$ 595,000
Granted	520,000	1.00	9.99 years	114,400
Exercised	-	-	-	-
Balance Outstanding, May 31, 2016	1,520,000	$ 0.38	5.25 years	$ 1,284,400
Exercisable, May 31, 2016	1,080,000	$ 0.12	3.32 years	$ 1,187,600

As of May 31, 2016, there was $204,450 of unrecognized compensation cost related to non-vested share-based stock options.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Lease

The Company’s corporate head-quarters and primary distribution center is located in Santa Ana, California. The California facility lease expires on August 1, 2017 and requires monthly payments of $9,000 in fiscal 16 and $10,000 in fiscal 17 for a total of $147,000 in lease commitments through the end of term. The Company also leases a facility located in Auburn, Washington, on a month to month basis for $2,074 per month. On April 1, 2016, the Company entered into a new sublease agreement for a facility located in Woodinville, Washington. The lease commences on July 1, 2016 and expires on January 31, 2020, and requires escalating monthly payments that range between $14,985 and $16,022, for a total of $633,836 in future lease commitments through the end of the lease term. Effective April 10, 2015, the Company assumed the facility lease in Denver, Colorado, which is the headquarters of operations for its wholly-owned subsidiary, Dank. The lease runs through March 31, 2020 and requires escalating monthly payments, ranging between $4,800 and $5,800, for a total of $258,600 in future lease commitments through the end of the term. During the nine months ended May 31, 2016 and 2015, the Company recognized $153,625 and $91,564 respectively, of rental expense, related to its office, retail and warehouse space.

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims as of May 31, 2016 and August 31, 2015.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to May 31, 2016 and through the date of this filing, the Company sold 102,500 restricted shares of common stock to accredited investors in exchange for cash consideration of $81,500.

On June 6, 2016, the Company paid $120,000 towards its outstanding line of credit facility and obtained a 90-day extension on the facility, with an amended maturity date on September 1, 2016.

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

The following discussion and analysis was prepared to supplement information contained in the accompanying consolidated financial statements and is intended to provide certain details regarding the Company’s financial condition as of May 31, 2016, and the results of operations for the three and nine months ended May 31, 2016.  It should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this report as well as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal years ended August 31, 2015 and August 31, 2014.

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

Results of Operations – Comparison for the three month periods ended May 31, 2016 and 2015

Total revenues increased from $1,198,083 during the three month period ended May 31, 2015 to $2,322,638 during the three month period ended May 31, 2016, which represents an increase of $1,124,555 or 94%. This increase is primarily due to continued sales growth in California, Oregon, Washington, and Colorado. Sales growth was not significantly impacted by inflation or changes in pricing. Cost of goods sold increased from $779,652 during the three month period ended May 31, 2015 to $1,588,302 during the three month period ended May 31, 2016, an increase of $808,650. The two primary components of cost of goods sold include direct purchases and freight. Gross profits for the three month period ended May 31, 2016 amounted to $734,336 for a 32% gross margin. Gross profits for the three month period ended May 31, 2015 amounted to $418,431 for a 35% gross margin. Gross Profits increased by $315,905 or 75% during the three month period ended May 31, 2016 compared to the three month period ended May 31, 2015. The primary source of the increase in sales, cost of goods sold, and gross profits is due to continued growth in customer base in the states of California, Oregon, Washington, and Colorado.

Operating expenses for the three month period ended May 31, 2016 amounted to $656,642 compared to $484,778 for the three month period ended May 31, 2015, an increase of $171,864 or 35%. The increase in operating expenses stems from increases in insurance and payroll. Payroll and payroll related costs increased by $155,022 during the three month period ended May 31, 2016 due to the increase in head-count, salary levels, and accrued bonus compensation. Insurance increased $11,971 during the three month period ended May 31, 2016 as a result of expanded coverage to accommodate growth in the business.

The net result for the three month period ended May 31, 2016 was a profit of $23,284 or $0.00 income per share compared to a net loss of $76,393 or $(0.00) loss per share for the three month period ended May 31, 2015.

Results of Operations – Comparison for the nine month periods ended May 31, 2016 and 2015

Total revenues increased from $2,477,702 during the nine month period ended May 31, 2015 to $5,841,168 during the nine month period ended May 31, 2016, which represents an increase of $3,363,466 or 136%. This increase is primarily due to continued sales growth in California, Oregon, Washington, and Colorado. Sales growth was not significantly impacted by inflation or changes in pricing. Cost of goods sold increased from $1,585,170 during the nine month period ended May 31, 2015 to $3,941,189 during the nine month period ended May 31, 2016, an increase of $2,356,019. The two primary components of cost of goods sold include direct purchases and freight. Gross profits for the nine month period ended May 31, 2016 amounted to $1,899,979 for a 33% gross margin. Gross profits for the nine month period ended May 31, 2015 amounted to $892,532 for a 36% gross margin. Gross Profits increased by $1,007,447 or 113% during the nine month period ended May 31, 2016 compared to the nine month period ended May 31, 2015. The primary source of the increase in sales, cost of goods sold, and gross profits is due to growth in customer base in the states of California, Oregon, Washington, and Colorado.

Operating expenses for the nine month period ended May 31, 2016 amounted to $1,763,948 compared to $1,125,881 for the nine month period ended May 31, 2015, an increase of $638,067 or 57%. The increase in operating expenses stems from increases in insurance, rent, and payroll. Payroll and payroll related costs increased by $385,398 during the nine month period ended May 31, 2016 due to the increase in head-count, salary levels, and accrued bonus compensation. Insurance increased $23,148 during the nine month period ended May 31, 2016 as a result of expanded coverage to accommodate growth in the business. Rent expense increased by $61,131 due to rent increases in Washington and California and expansion into the Colorado facility as a result of the acquisition of Dank.

The net result for the nine month period ended May 31, 2016 was a profit of $39,981 or $0.00 income per share compared to a net loss of $240,971 or $(0.01) loss per share for the nine month period ended May 31, 2015.

Liquidity and Capital Resources

At May 31, 2016, we had cash of $354,247 and a working capital surplus of $1,252,432.

Cash Flows from Operating Activities

For the nine month period ended May 31, 2016, net cash used in operating activities was $690,537 compared to $252,907 in net cash used in operating activities for the nine month period ended May 31, 2015. The change is primarily attributed to increases in accounts receivable, prepaid expenses, inventory and accounts payable during the nine month period ended May 31, 2016.

Cash Flows from Investing Activities

Net cash used in investing activities decreased from $336,951 to $78,969 for the nine month period ended May 31, 2016 due to the fact that the Company acquired Dank on April 10, 2015 for a net cash outflow of $273,725.

Cash Flows from Financing Activities

Net cash provided by financing activities increased from $699,375 to $922,494 for the nine month period ended May 31, 2016. The change is primarily attributed to a drawdown on a line of credit in an amount of $155,000, as well as the sale of shares of the Company's common stock in private placement offerings in exchange for cash of $860,035 during the nine month period ended May 31, 2016 compared to $702,001 in offerings during the nine month period ended May 31, 2015.

The Company has net income of $39,981 for the nine months ended May 31, 2016, however, the Company had incurred a net loss for the fiscal year ended August 31, 2015 and 2014, and has an accumulated deficit of $708,466 as of May 31, 2016. Historically, the Company has had operating losses and negative cash flows from operations. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operations or generate sufficient revenue to meet its operating needs.  If the Company is unable to obtain adequate capital or generate sufficient revenues, it could be forced to curtail or delay development of operations. This need may be adversely impacted by uncertain market conditions and changes in the regulatory environment. To address its financing requirements, the Company intends to seek financing through debt and equity issuances and rights offerings to existing stockholders.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting for the fiscal quarter ended May 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings.

To the best of the Company’s knowledge and belief, no legal proceedings are currently pending or threatened.

Item 1A.

Risk Factors.

We are not required to provide this information as we are a Smaller Reporting Company.

Item 2.

Unregistered Sales of Equity Securities.

The authorized common stock is 265,000,000 shares with a par value of $0.001. As of May 31, 2016 and August 31, 2015, 47,407,541 and 46,132,779 shares were issued and outstanding, respectively.

During the nine months ended May 31, 2016, the Company sold 1,074,512 restricted shares of common stock to accredited investors in exchange for cash of $860,035.

During the nine months ended May 31, 2016, the Company issued 172,500 restricted shares of common stock and 2,750 unrestricted shares of common stock in exchange for $118,123 of services rendered, of which $95,197 was included in accrued expenses as of August 31, 2015.

On March 17, 2016, the Company issued 25,000 restricted shares of common stock, valued at $32,250, as partial payment for the development of specific machinery and equipment.

During the nine months ended May 31, 2016, the Company issued 520,000 stock options pursuant to the Company’s 2016 Stock Incentive Plan, which was adopted on February 9, 2016.

Subsequent to May 31, 2016 and through the date of this filing, the Company sold 102,500 restricted shares of common stock to accredited investors in exchange for cash consideration of $81,500.

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

KUSH BOTTLES, INC.

Date:  July 6, 2016

By:

/s/ Nicholas Kovacevich

Chief Executive Officer and Secretary

Date:  July 6, 2016

By:

/s/ Chris Martin

Chief Financial Officer