Form 10-K
period 2016-08-31
Kush Bottles, Inc.
filed 2016-11-03
CIK 1604627

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates on February 29, 2016 was $27,352,881.

As of November 3, 2016, there were 48,960,447 shares of our common stock were issued and outstanding.

FORM 10-K

KUSH BOTTLES, INC.

PART I

Item 1.   Business

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “Kush”, “Kush Bottles”, “the Company”, “we,” “us,” and “our,” refer to Kush Bottles, Inc., a Nevada corporation.

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

As a company with less than $1.0 billion in revenue during our most recently completed fiscal year, we qualify as an "emerging growth company" as defined in Section 2(a) of the Securities Act of 1933, as amended, which we refer to as the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable, in general, to public companies that are not emerging growth companies. These provisions include:

·	Reduced disclosure about our executive compensation arrangements;

·	No non-binding shareholder advisory votes on executive compensation or golden parachute arrangements;

·	Exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting; and

·	Reduced disclosure of financial information in this prospectus, including two years of audited financial information and two years of selected financial information.

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

Our Corporate History and Background

Kush Bottles, Inc. was incorporated in the state of Nevada on February 26, 2014.  The Company specializes in the wholesale distribution of packaging supplies and customized branding solutions for the cannabis industry. The Company’s wholly owned subsidiary Kim International Corporation (KIM), a California corporation, was originally incorporated as Hy Gro Economics Corporation ("Hy Gro") on December 2, 2010. On October 30, 2012, Hy Gro amended its articles of incorporation to reflect a name change to KIM International Corporation (KIM).

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

Recent Developments

During the year ended August 31, 2016, we entered into Purchase Agreements with certain accredited investors pursuant to which we raised $1,578,048 in a private placement financing and issued 1,955,028 shares of common stock. Subsequent to August 31, 2016 and through the date of this filing, the Company sold 660,285 shares of common stock to accredited investors in exchange for cash consideration of $868,999.  These securities were issued without registration under the Securities Act in reliance on registration exemptions contained in Sections 4(a)(2) and 4(a)(5) of the Securities Act and Regulation D as transactions by an issuer not involving any public offering.  The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.

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

Containers. We provide a diverse selection of smaller sized containers composed of either polystyrene, silicone-lined polystyrene or glass. Our silicone-lined polystyrene containers offer durability and convenience by combining the ease of a non-stick silicone lined with the rigidity and clarity of a polystyrene outer layer.

Marketing and Sales

We sell primarily into the business-to-business market, which includes legally operating medical and adult-use dispensaries, growers, and MIP producers (Marijuana Infused Products) in states with marijuana programs. We reach our large and diversified customer base through our direct sales force, our user-friendly website, and the strategic use of re-distributors. Our sales, fulfillment and support staff meet with customers to understand their needs and improve our product offerings and services.  We are able to dedicate certain sales and marketing efforts to particular products, customers or geographic regions, when applicable, which enables us to develop expertise that is highly valued by our customers.  In addition, inside sales representatives, marketing managers, and executives oversee the marketing and sales efforts.  Operational personnel work closely with sales personnel and customer service representatives to satisfy customers’ needs through the distribution of high-quality products, on-time deliveries, value-added regulatory insight, and customized branding solutions.

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

Advertising. We run ads periodically in certain trade publications and on specific websites that reach our target audience. We believe draw people into our brand and help solidify our position as a market leader.

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

Competition. We believe that we have differentiated ourselves from competitors due to several factors: We have built what we consider to be one of the strongest brands in the industry. We have a physical presence in key states such as California, Washington, and Colorado, which enable us to meet our customers’ demands at a speed that supersedes the competition. We have the highest quality and largest variety of products that meet the certification standards for child-resistance. We believe we offer the best customized branded packaging solutions in the market. Additionally, we have a knowledge base and expertise that is unmatched in our industry. As a result, we have become more than just a supplier to our customers – we have become a trusted partner, with insight and recommendations that help our customers’ businesses grow and thrive.

Dependence on Major Customers

We have no customers that represented over 10% of revenues during fiscal year ended August 31, 2016.

Sources and Availability of Products

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

Research and Development Activities

Since inception of the business and through the date of this filing, we have incurred $21,475 of expenses towards the research and development of a new child-resistant tube. We have filed a patent on this product. The patent is pending approval. Our costs to develop this product have been financed by internal cash flows and not been borne directly by our customers.

Royalty Agreements

On September 11, 2014, the Company entered into a royalty agreement with KB Mold Company ("KB Mold"), a related party. KB Mold owned the mold that produces the child-resistant tube that is the subject of the Company’s pending patent. Per the terms of the agreement, the Company was obligated to pay KB Mold a royalty of $0.015 for every tube delivered to Kush from this mold. Kush was obligated to purchase 325,000 tubes every three months, beginning on April 29, 2015, the day the first order was received, through December 31, 2019. After ordering and having paid royalties to KB Mold on a minimum of 2,250,000 products, Kush had the option to purchase the mold from KB Mold for the amount of all direct costs invested by Kush into the mold. On October 10, 2016, the Company purchased the mold for $132,487.  The Company is no longer required to pay any royalties to, or purchase any products from KB Mold.

Employees

As of the date of this filing, we have 40 full-time employees. Our employees work at our three facilities located in Santa Ana, California, Denver, Colorado, and Auburn, Washington. Our relations with employees remain satisfactory and there have been no significant work stoppages or other labor disputes.

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

Twenty-five states currently have laws legalizing marijuana in some form. We do not believe that federal or any state laws prohibit us from selling our packaging products to cannabis growers and dispensers.

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

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties

At present, we do not hold title to any real estate property. All of our properties are sub-leased.  We do not have any mortgages, liens or encumbrances against any such properties. Our corporate head-quarters and primary distribution center is located in a sub-leased facility at 1800 Newport Circle, Santa Ana, CA 92705, and consists of approximately 15,000 square feet of administrative, sales and distribution offices.  The current sub-lease runs until August 31, 2018.  We sub-lease a 13,500 square foot facility in Woodinville, Washington which is utilized as a fulfillment and distribution center for the Pacific Northwest region. The sub-lease runs until January 31, 2020. We also sub-lease a facility in Denver, Colorado, which is the headquarters of operations for our wholly-owned subsidiary, Dank Bottles, LLC. The sub-lease runs through March 31, 2020. We believe that our property and equipment is well-maintained, in good operating condition and adequate for our present needs.

Item 3.  Legal Proceedings

We are not a party to any legal proceedings responsive to this Item number.

Item 4.  Mining Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTCQB, under the symbol “KSHB”.  Our common stock was initially listed on the OTCQB on December 1, 2015.

The following table sets forth the range of high and low bid prices of our common stock as reported and summarized on the OTCQB, as applicable, for the periods indicated. These prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Fiscal Quarter	High		Low
2014 First Quarter	$	N/A	$	N/A
2014 Second Quarter	$	N/A	$	N/A
2014 Third Quarter	$	N/A	$	N/A
2014 Fourth Quarter	$	N/A	$	N/A
2015 First Quarter	$	N/A	$	N/A
2015 Second Quarter	$	N/A	$	N/A
2015 Third Quarter	$	N/A	$	N/A
2015 Fourth Quarter	$	N/A	$	N/A
2016 First Quarter	$	N/A	$	N/A
2016 Second Quarter		$10.00		$0.02
2016 Third Quarter		$1.80		$0.90
2016 Fourth Quarter		$2.94		$1.05

Holders

At of the date of this report, we have approximately 228 holders of record of our common stock.

As of November 3, 2016, there are options exercisable for 1,130,000 shares of our common stock.

As of November 3, 2016, there are 48,960,447 shares of the Company's common stock issued and outstanding. Of this total, 26,234,889 shares of the Company's common stock, representing 54% of our issued and outstanding shares, are held by affiliates.

Dividends

We have not declared any cash dividends on any class of our securities and we do not have any restrictions that currently limit, or are likely to limit, our ability to pay dividends now or in the future.

Equity Compensation Plan Information

On February 9, 2016, we approved the Kush Bottles, Inc. 2016 Stock Incentive Plan (“the Plan”). The Plan provides for the granting of incentive stock options, options that do not qualify as incentive stock options (such as nonstatutory options), restricted stock awards, performance awards, stock appreciation rights, phantom stock awards, stock awards, restricted stock purchase offers, or any combination of such awards. The Plan allows for a maximum of 5,000,000 shares to be issued.  As of the date of this report, 1,039,000 options have been issued.

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

Overview

Kush Bottles, Inc. ("Kush" or the "Company") provides customizable packaging products, materials and supplies for the cannabis industry. Representative examples of our products include pop-top bottles, exit/barrier bags, tubes, and other small-sized containers. We sell our solutions predominantly to businesses operating in jurisdictions that have some form of cannabis legalization. These businesses include medical and recreational dispensaries, large and small scale processors, and packaging re-distributors.

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

Discussion of Results of Operations for Fiscal 2016 Compared to Fiscal 2015

Total revenues increased from $4,013,571 in fiscal 2015 to $8,215,452 in fiscal 2016, an increase of $4,201,881 or 105%. This increase is primarily attributed to continued penetration of existing markets in California, Colorado, Washington, and Oregon as well as growth in new markets in other states. In addition, growth in volume of customer orders throughout the fiscal year in these markets contributed to the increase in revenues. Revenues in California increased from $1,149,563 in fiscal 2015 to $2,180,923 in fiscal 2016, an increase of 90%. Revenues in Colorado increased from $1,774,277 in fiscal 2015 to $3,102,730 in fiscal 2016, an increase of 75%. Revenues in Washington increased from $697,336 in fiscal 2015 to $1,742,603 in fiscal 2016, an increase of 150%. Revenues in Oregon increased from $228,641 in fiscal 2015 to $652,632 in fiscal 2016, an increase of 185%. Last, revenues from all other states and regions increased from $163,754 in fiscal 2015 to $536,616 in fiscal 2016, an increase of 228%. Sales growth was not significantly impacted by inflation or changes in pricing.

Cost of goods sold increased from $2,585,397 in fiscal 2015 to $5,536,234 in fiscal 2016, an increase of $2,950,837 or 114%. The three primary components of cost of goods sold include direct purchases, direct labor and freight. Gross profits in fiscal 2016 amounted to $2,679,218 for a 33% gross margin. Gross profits in fiscal 2015 amounted to $1,428,174 for a 36% gross margin. Gross Profits increased by $1,251,044 in fiscal 2016 or 88%. The driving factor behind the increase in sales, cost of goods sold, and gross profits in fiscal 2016 is due to the overall growth in sales volume as revenues increased by 105% in fiscal 2016.

Operating expenses in fiscal 2016 amounted to $2,594,763 compared to $1,773,895 in fiscal 2015, an increase of $820,868 or 46%. The increase stems from increases in payroll, professional fees, insurance, and rent. Payroll and payroll related expenses increased by $583,594 or 61% in fiscal 2016 due to the increase in head-count, notably an increase of 11. Furthermore, fiscal 2015 payroll costs only reflected only the impact of Dank employees for the period from April 10, 2015 to August 31, 2015. Professional fees increased by $55,061 or 55% in fiscal 2016 due to increased costs associated with being a public company. Rent expense increased $90,449 or 66% in fiscal 2016 due to increased rents, a full year of rent in Colorado, and the opening of a new larger facility in Woodinville, Washington in July 2016. Insurance increased by $37,707 or 82% due to expansion of general liability and D&O coverage.

The net result for the fiscal year ended August 31, 2016 was a profit of $71,739 or $0.00 income per share, compared to a loss of $339,303 or $0.01 loss per share for the prior fiscal year.

Liquidity and Capital Resources

At August 31, 2016, we had cash of $1,027,003 and a working capital surplus of $2,026,777 compared to cash of $201,259 and working capital of $207,481 as of August 31, 2015. Working capital increased by $1,819,296 or 877%.

Cash Flows from Operating Activities

Net cash used in operating activities increased from $202,228 in fiscal 2015 to $421,212 in fiscal 2016. The change is primarily attributed to the increase in cash outflow towards inventory and prepaid inventory in fiscal 2016. The Company focused heavily on expanding its inventory levels in fiscal 2016.

Cash Flows from Investing Activities

Net cash used in investing activities decreased from $410,945 in fiscal 2015 to $148,667 in fiscal 2016. The decrease of $262,278 is due to the $273,725 cash outflow required to acquire Dank in fiscal 2015.

Cash Flows from Financing Activities

Net cash provided by financing activities increased from $791,428 in fiscal 2015 to $1,395,623 in fiscal 2016. The increase is primarily due to the sale of shares of the Company’s common stock to accredited investors in a private placement offering.

The Company manages its liquidity and financial position in the context of its overall business strategy. The Company continually forecasts and manages its cash, working capital balances, and capital structure to meet the short-term and long-term obligations of its business while seeking to maintain liquidity and financial flexibility.

As of August 31, 2015, the Company has historically funded its operations primarily through the issuance of equity. The Company had a net loss of $339,303 for the fiscal year ended August 31, 2015, and had an accumulated deficit of $748,447 as of August 31, 2015.  For the fiscal year ended August 31, 2016, the Company has net income of $71,739, and an accumulated deficit of $676,708 as of August 31, 2016. The Company’s net accounts receivables have averaged below 10 days of average sales for the past two fiscal years. The Company expects days sales outstanding to remain in the below 10-day range.

The Company believes that income generated from operations are adequate to fund existing obligations and introduce new products for at least the next twelve months. The Company may elect to raise additional funds, through debt or equity financings, for the purposes of expanding current operations, making capital acquisitions, or consummating strategic transactions. Additional equity or debt financing may not be available when needed, on terms favorable to the Company or at all.

Off-Balance Sheet Transactions

We have no off-balance sheet transactions.

Critical Accounting Policies and Estimates

We believe that the following critical policies affect our more significant judgments and estimates used in preparation of the our financial statements.

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

We issue restricted stock to consultants and suppliers for various services for compensation. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is measurable more reliably measurable. The value of the Common Stock is measured at the earlier of: (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.

The Company issues options and warrants to consultants, directors, and officers as compensation for services. These options and warrants are valued using the Black-Scholes model, which focuses on the current stock price and the volatility of moves to predict the likelihood of future stock moves. This method of valuation is typically used to price stock options and warrants based on the price of the underlying stock.

Intangibles, specifically goodwill, are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on generally on estimates of future cash flows or independent appraisals, if required. If the carrying amount of the intangible asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. We estimate fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented.

Fair value estimates used in preparation of the financial statements are based upon certain market assumptions and pertinent information available to our management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

We believe that the following accounting policies are the most critical because they have the greatest impact on the presentation of our financial condition and results of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include, but are not limited to, the determination of the provision for income taxes, the fair value of stock-based compensation, and valuation of intangible assets. The Company bases the estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results could differ from those estimates.

Accounts Receivable and Allowance for Bad Debts

Trade accounts receivable are stated at the amount the Company expects to collect, and are derived from sales to customers. Management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. A reserve for uncollectible trade receivables is established when collection of amounts due from clients is deemed improbable. Indicators of improbable collection include client bankruptcy, client litigation, client cash flow difficulties, or ongoing service or billing disputes. Historically, the Company has experienced a de minimis amount of bad debts.  Trade credit is generally extended on a short-term basis, thus trade receivables do not bear interest.

Inventory

Inventories, comprised solely of finished goods, are stated at the lower of cost or net realizable value using the first-in first out (FIFO) method.

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

Share-based Compensation

The Company accounts for its stock based awards in accordance with Accounting Standards Codification subtopic 718-10, "Compensation", which requires fair value measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including restricted stock awards.  The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair value on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Statement of Operations.

The Company estimates the fair value of share-based payment awards on the date of grant using the Black-Scholes model.

The Company’s determination of fair value of share-based payment awards on the date of grant is affected by a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, stock price, exercise price, dividends paid, expected term and risk free discount rate. Although the fair value of stock options is determined in accordance with an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (who is also the Company’s secretary and principal executive officer), and our chief financial officer (who is also the Company’s principal financial officer) to allow for timely decisions regarding required disclosure.  Thus, in accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (principal financial officer and principal accounting officer), of the effectiveness of our disclosure controls and procedures as of August 31, 2016 which is the end of the period covered by this Form 10-K. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses identified in our internal control over financial reporting, described below.

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting.  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.  Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013).  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of August 31, 2016.  The ineffectiveness of the Company's internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

(i)

inadequate segregation of duties consistent with control objectives;

(ii)

lack of a code of ethics;

(iii)

lack of a whistleblower policy;

(iv)

lack of an independent board of directors or board committees related to financial reporting; and

(iv)

lack of multiple levels of supervision and review.

We believe that the weaknesses identified above have not had any material effect on our financial results. While not being legally obligated to have an audit committee, it is our management’s view that such a committee, including an independent financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently, the board of directors acts in the capacity of the audit committee. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the next fiscal year, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

 Management's Remediation Plan

The weaknesses and their related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. Due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible.

However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.  During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above.  To remediate such weaknesses, we plan to implement the following changes in the next fiscal year as resources allow:

(i)

appoint additional qualified personnel to address inadequate segregation of duties and implement modifications to our financial controls to address such inadequacies; and

(ii)

adopt a written whistleblower policy and code of ethics; and

(iii)

appoint an independent board of directors, including board committees related to financial controls and reporting.

The remediation efforts set out herein will be implemented in our 2017 fiscal year.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our financial statements for the year ended August 31, 2016 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended August 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Subsequent to the fiscal quarter ended August 31, 2016, we implemented a new accounting software system which allows for greater security and restricted access to computer systems.  This change had a material effect on our internal control over financial reporting as it establishes another level of formal controls.

Item 9B.  Other Information.

None

PART III

Item 10.

 Directors, Executive Officers and Corporate Governance.

The following table sets forth, as of the date of this filing, the name, age and positions of our officers and directors.

NAME	AGE	POSITION

Dallas Imbimbo	30	Chairman

Nicholas Kovacevich	30	Director, Chief Executive Officer and Secretary

Chris Martin	36	Chief Financial Officer

Ben Wu	37	Chief Operating Officer

Greg Gamet	44	Director

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

Greg Gamet - Director

On May 4, 2015, the Board appointed Mr. Gamet as a Director and the Company entered into a Board of Director Services Agreement with Mr. Gamet. The term of the agreement is for three years. Mr. Gamet has more than fifteen years of business development, investor relations, and cannabis regulatory experience. From 2003 to 2013, Mr. Gamet owned and operated Vista Contractors, LLC, a Denver based landscape and concrete installation business with over 100 employees. Since 2009, Mr. Gamet has co-founded several companies, which include Dank Bottles, LLC, the Colorado market leader in child resistant packaging for the cannabis industry, which the Company acquired on April 10, 2015 and now operates under the business name Kush Bottles Colorado; Denver Consulting Group (DCG) a firm that provides training and support documents to the national growing cannabis industry; and, CannaScore, a compliance audit application for licensed cannabis businesses. Mr. Gamet devotes approximately 4 to 8 hours per day to Kush and its business.  Mr. Gamet's background as a businessman and an innovative leader in the industry led to his appointment as our Director.

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

Code of Ethics

We have not adopted a Code of Ethics, but we expect to adopt a Code of Ethics in fiscal 2017. The Company did not adopt a Code of Ethics in fiscal 2016 due to a lack of adequate time to review this process.

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

Conflicts of Interest

One of our directors devotes time to projects that do not involve us. Mr. Imbimbo, our Chairman, devotes a portion of his working time to one other private business activity. This could present a potential conflict of interest with respect to either, or both, of these individuals.  However, management believes this does not constitute a significant risk to us to date, because the time allocated by these individuals to these other activities does not significantly affect their performance of services on behalf of, and for the benefit of, the Company.

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

Item 11. Executive Compensation

Summary Compensation Table

As a smaller reporting company, we are required to disclose the executive compensation of our "Named Executive Officers" which consist of the following individuals: (i) any individual serving as our principal executive officer or acting in a similar capacity (the "CEO"); (ii) the two other most highly compensated executive officers of the Company serving as executive officers at the most recently completed fiscal year; and (iii) any additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the most recently completed fiscal year. The following table sets forth for fiscal 2015 and 2016, the compensation, awarded to, paid to, or earned by our named executive officers.

						Non-Equity	Nonqualified	All
Name and						Incentive	Deferred	Other
Principal				Stock	Option	Plan	Compensation	Compen
Position	Year	Salary ($)	Bonus ($)(1)	Awards ($)(2)	Awards ($)(3)	Compensation ($)	Earnings ($)	-sation ($)	Total ($)

Nicholas Kovacevich	2016	75,400	13,500	0	0	0	0	0	88,900
Chief Executive Officer, Director and Secretary	2015	68,000	0	0	0	0	0	0	68,000

Chris Martin	2016	86,400	15,000	32,270	0	0	0	0	133,670
Chief Financial Officer	2015	84,000	0	0	0	0	0	0	84,000

Ben Wu	2016	132,400	15,000	0	0	0	0	0	147,400
Chief Operating Officer	2015	96,000	0	0	0	0	0	0	96,000

(1) Amounts reflect bonus awards that have been approved by the Board and accrued for as of August 31, 2016.

(2) Amounts reflect the aggregate grant date fair value of restricted shares granted in the year computed in accordance with FASB ASC Topic 718. These amounts are not necessarily paid to or realized by the officer.

(3) Amounts reflect the aggregate grant date fair value of stock options granted in the year computed in accordance with FASB ASC Topic 718. These amounts are not necessarily paid to or realized by the officer. Assumptions used in the calculation of these values are included in footnote 8 of the notes to the consolidated financial statements.

Employment Agreements

On February 18, 2014, we entered into an employment agreement with Ben Wu to serve as our Chief Executive Officer and President until December 31, 2014.  Thereafter, the agreement automatically renews for additional 12-month terms unless a notice of non-renewal is provided by either party.  On August 29, 2014, Ben Wu was appointed by the Board to serve as Chief Operating Officer and Nicholas Kovacevich was appointed to serve as Chief Executive Officer. Under Mr. Wu's employment agreement, he is entitled to receive compensation of $96,000 per year as a base salary and a discretionary annual cash bonus not to exceed his base salary, with the amount of such bonus, if any, determined by the Board.  Mr. Wu also received 1,000,000 restricted shares of Company common stock pursuant to the terms of his employment agreement, which vested immediately upon execution of his agreement, as well as an option to purchase 1,000,000 shares of Company common stock at an exercise price of $0.05 per share. The fair value per share did not exceed the exercise price on the date of grant. The exercise price of the option was not adjusted or amended during fiscal 2015 and 2016. The option fully vested upon execution of Mr. Wu’s employment agreement and is exercisable immediately. Effective September 1, 2015, Mr. Wu’s salary increased to $130,000 per annum.

On July 28, 2014, we entered into an employment agreement with Chris Martin to serve as our Chief Financial Officer until August 31, 2015. Thereafter, the agreement automatically renews for additional 12-month terms unless a notice of non-renewal is provided by either party. Under his employment agreement, Mr. Martin is entitled to receive compensation of $84,000 per year as a base salary and a discretionary annual cash bonus not to exceed his base salary, with the amount of such bonus, if any, determined by the Board.  Mr. Martin also received 100,000 restricted shares of Company common stock pursuant to the terms of his employment agreement, which vested immediately upon execution of his agreement. On January 15, 2016, we awarded 50,000 restricted shares of Company common stock to Mr. Martin.

All stock options and restricted stock awards were not modified during fiscal 2015 and 2016.

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

Equity Compensation Plan Information

On February 9, 2016, we approved the Kush Bottles, Inc. 2016 Stock Incentive Plan (“the Plan”). The Plan provides for the granting of incentive stock options, options that do not qualify as incentive stock options (such as nonstatutory options), restricted stock awards, performance awards, stock appreciation rights, phantom stock awards, stock awards, restricted stock purchase offers, or any combination of such awards. The Plan allows for a maximum of 5,000,000 shares to be issued.  As of the date of this report, 1,039,000 options have been issued.

Potential Payments upon Termination or Change in Control

The employment agreements entered into by the Company with Ben Wu, Chief Operating Officer, and Chris Martin, Chief Financial Officer contain severance provisions. In the event of any of the following conditions triggering severance payment is effected as of or after six months of the employment commencement date, an amount equal to three months of base salary ($32,500) for Mr. Wu and one month of base salary ($7,000) for Mr. Martin:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of November 3, 2016, was known by us to own beneficially more than five percent (5%) of our common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group.

This information as to beneficial ownership was furnished to the Company by or on behalf of each person named.  As of November 3, 2016, there were 48,960,447 shares of our common stock issued and outstanding.

Title Of Class	Name And Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percentage Of Class

Common Stock	Dallas Imbimbo(2)	12,000,000	25%

Common Stock	Nicholas Kovacevich(2)	12,000,000	25%

Common Stock	Chris Martin(2)	150,000	(1)

Common Stock	Ben Wu(2)	2,000,000(3)	4%

Common Stock	Greg Gamet(4)	1,084,889	2%

Common Stock	John Kovacevich(2)	2,785,972	6%

Common Stock	Jeffrey Meng(5)	3,814,200	8%

Common Stock	All Directors and Officers as a Group	27,234,889	56%

(1) Less than 1%.

(2) The address is 1800 Newport Circle, Santa Ana, CA 92705.

(3) Includes 1,000,000 options to purchase common stock. Information regarding “Percentage of Class” in the table above is presented on a fully-diluted, as-if-exercised basis.

(4) The address is 3539 Gaylord St., Denver, CO 80205.

(5) The address is 17595 Harvard Ave, Suite C552, Irvine, CA 92614.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC.  The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from the date of this filing and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from the date of this filing.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Transactions with Related Persons

Except as set out below, as of August 31, 2016, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

•

any director or executive officer of our company;

•

any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

•

any promoters and control persons; and

•

any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

Relationships

Nicholas Kovacevich, our Chief Executive Officer, Director, and Secretary, is the brother of John Kovacevich, our Product Manager and a greater than 5% stockholder. George and Rita Kovacevich together are a less than 1% stockholder, and are the parents of John and Nicholas Kovacevich. There are no other family relationships between any of our directors or executive officers.

As a result of the Dank acquisition on April 10, 2015, the Company owed $100,000 to the sellers of Dank. These loans are non-interest bearing, unsecured and due upon demand. As of August 31, 2016 and 2015, $0 and $75,000 were outstanding, respectively.

The Company sub-leases its corporate headquarters from 3 Kings Ventures, LLC, a related party owned by Dallas Imbimbo, Chairman, Nicholas Kovacevich, Chief Executive Officer, and Jeffrey Meng, a greater than 5% stockholder. During the fiscal years ended August 31, 2016 and 2015, the Company made rent payments to 3 Kings Ventures, LLC of $108,000 and $95,000, respectively. The Company sub-leases its Colorado facility from Elm Properties LLC, a related party in which Greg Gamet, Director, has majority ownership. During the fiscal year ended August 31, 2016, and during the period from April 10, 2015 to August 31, 2015, the Company made rent payments to Elm Properties, LLC of $66,750 and $20,400, respectively.

The Company entered into a royalty agreement on December 8, 2014 with KB Mold Company, Inc., a related party owned by Ben Wu, Chief Operating Officer, Chris Martin, Chief Financial Officer, and John Kovacevich, a greater than 5% stockholder. On October 10, 2016, the Company exercised its right under the royalty agreement and purchased the mold from KB Mold Company for $132,487. Since inception of the agreement through October 10, 2016, the Company has incurred a total of $126,603 of royalty fees from KB Mold Company. The Company is no longer required to pay any royalties to, or purchase any products from KB Mold

Director Independence

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

Founders

Our founders are Dallas Imbimbo, Nicholas Kovacevich, John Kovacevich and Jeffrey Meng.

The following table lists the money, property, contracts, options or rights of any kind received and to be received by each of our founders from us, and the nature and amount of any assets, services or other consideration therefore received or to be received by us from our founders:

Founder	Money, property, contracts, options and rights received or to be received by Founders from the Company	Assets, services or other consideration received or to be received by the Company from Founders

Dallas Imbimbo	12,000,000 shares of common stock	Capital of $19,505
Wages of $116,868

Nicholas Kovacevich	12,000,000 shares of common stock	Capital of $19,505
	Wages of $286,714	Loans of $40,000

Jeffrey Meng	4,700,000 shares of common stock	Capital of $19,505
	Wages of $40,000	Loans of $50,000

John Kovacevich	3,700,000 shares of common stock	Capital of $19,505
Wages of $171,595

We have not utilized the services of a promoter at any point in time from inception of the business in December 2010 to the current date of this filing, other than services provided by our founders described in the table above.

Item 14.  Principal Accounting Fees and Services.

Appointment of Auditors

Our Board of Directors selected RBSM LLP (“RBSM”) as our auditors for the years ended August 31, 2016 and 2015.

Audit Fees

RBSM billed us $56,000 in audit fees during the year ended August 31, 2016.

RBSM billed us $52,000 in audit fees during the year ended August 31, 2015.

Audit-Related Fees

We did not pay any fees to RBSM for assurance and related services that are not reported under Audit Fees above, during our fiscal years ending August 31, 2016 and 2015.

Tax and All Other Fees

We paid RBSM $13,000 in fee for tax advice, tax planning and other work during our fiscal year ending August 31, 2016.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by RBSM and the estimated fees related to these services.

With respect to the audit of our financial statements as of August 31, 2016 and August 31, 2015, and for the year then ended, none of the hours expended on RBSM’s engagement to audit those financial statements were attributed to work by persons other than RBSM full-time, permanent employees.

Item 15. Exhibits, Financial Statement Schedules.

	Exhibit	Filed with
Exhibits	#	This Report

Certification of Nicholas Kovacevich and Chris Martin pursuant to Rule 13a-14(a)	31.1, 31.2	X

Certification of Nicholas Kovacevich and Chris Martin pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1, 32.2	X
Kush Bottles, Inc. 2016 Incentive Plan (incorporated by reference to Exhibit 4.1 of our Form S-8 (File No. 333-209439) filed with the Securities and Exchange Commission on February 9, 2016)	10.1
XBRL Instance Document	101.INS	X

XBRL Taxonomy Extension Schema Document	101.SCH	X

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL	X

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF	X

XBRL Taxonomy Extension Label Linkbase Document	101.LAB	X

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

KUSH BOTTLES, INC.

Date:  November 3, 2016

By:

/s/ Nicholas Kovacevich

Chief Executive Officer and Secretary

Date:  November 3, 2016

By:

/s/ Chris Martin

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Dallas Imbimbo Dallas Imbimbo	Chairman	November 3, 2016

/s/ Nicholas Kovacevich Nicholas Kovacevich	Director	November 3, 2016

/s/ Greg Gamet Greg Gamet	Director	November 3, 2016

KUSH BOTTLES, Inc.

Consolidated Financial Statements

August 31, 2016 and 2015

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm…………………………….…… F-1

Consolidated Balance Sheets…………………………………………………………………… F-2

Consolidated Statements of Operations……………………………………………………….. F-3

Consolidated Statements of Stockholders’ Equity …………………………………………… F-4

Consolidated Statements of Cash Flows……………………………………………………….. F-5

Notes to the Consolidated Financial Statements………………………………………………. F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Kush Bottles, Inc.

We have audited the accompanying consolidated balance sheets of Kush Bottles, Inc. (the “Company”) as of August 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kush Bottles, Inc. at August 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP

November 3, 2016

Larkspur, CA

KUSH BOTTLES, INC
Consolidated Balance Sheets

	August 31,	August 31,
	2016	2015
ASSETS

CURRENT ASSETS

Cash	$ 1,027,003	$ 201,259
Accounts receivable, net of allowance	199,844	146,392
Prepaids	596,456	153,389
Inventory	1,142,458	662,368

Total Current Assets	2,965,761	1,163,408

Goodwill	2,376,589	2,376,589
Deposits	12,220	-
Property and equipment, net	273,597	205,271

TOTAL ASSETS	$ 5,628,167	$ 3,745,268

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$ 369,636	$ 377,199
Accrued expenses and other current liabilities	549,101	391,334
Line of credit	-	85,000
Notes payable - related parties	-	75,000
Notes payable - current portion	20,247	27,394

Total Current Liabilities	938,984	955,927

LONG-TERM DEBT

Notes payable	39,307	54,585

TOTAL LIABILITIES	978,291	1,010,512

COMMITMENTS and CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 265,000,000 shares authorized,
48,300,162 and 46,132,779 shares issued and outstanding, respectively	48,300	46,133
Additional paid-in capital	5,278,284	3,437,070
Accumulated deficit	(676,708)	(748,447)

Total Stockholders' Equity	4,649,876	2,734,756

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 5,628,167	$ 3,745,268

The accompanying notes are an integral part of the consolidated financial statements.

KUSH BOTTLES, INC
Consolidated Statements of Operations

	For the Years Ended
	August 31,
	2016	2015

REVENUE	$ 8,215,452	$ 4,013,571
COST OF GOODS SOLD	5,536,234	2,585,397

GROSS PROFIT	2,679,218	1,428,174

OPERATING EXPENSES

Depreciation	26,253	30,267
Stock compensation expense	137,887	-
Selling, general and administrative	2,430,623	1,743,628

Total Operating Expenses	2,594,763	1,773,895

INCOME (LOSS) FROM OPERATIONS	84,455	(345,721)

OTHER INCOME (EXPENSES)

Other income	7,582	12,980
Interest expense	(20,298)	(6,562)

Total Other Income (Expenses)	(12,716)	6,418

INCOME (LOSS) BEFORE INCOME TAXES	71,739	(339,303)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$ 71,739	$ (339,303)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$ 0.00	$ (0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC	46,911,818	42,718,159

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - DILUTED	48,109,866	42,718,159

The accompanying notes are an integral part of the consolidated financial statements.

KUSH BOTTLES, INC.
Consolidated Statements of Stockholders' Equity

			Common Stock		Additional
	Common Stock		to be Issued		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, August 31, 2014	40,720,000	$ 40,720	750,000	$ 750	$ 535,082	$ (409,144)	$ 167,408

Stock issued for services	50,000	50	(50,000)	(50)	-	-	-

Stock sold to investors	1,262,779	1,263	(100,000)	(100)	735,838	-	737,001

Stock compensation	600,000	600	(600,000)	(600)	-	-	-

Acquisition of Dank Bottles, LLC	3,500,000	3,500	-	-	2,166,150	-	2,169,650

Net loss for the year ended
August 31, 2015	-	-	-	-	-	(339,303)	(339,303)

Balance, August 31, 2015	46,132,779	$ 46,133	-	$ -	$ 3,437,070	$ (748,447)	$ 2,734,756

Stock sold to investors	1,955,028	1,955	-	-	1,576,093	-	1,578,048

Stock option amortization	-	-	-	-	91,960	-	91,960

Accrued compensation paid in stock	147,500	147	-	-	95,049	-	95,196

Stock issued for prepaid machinery	25,000	25	-	-	32,225	-	32,250

Share-based compensation	39,855	40	-	-	45,887	-	45,927

Net income for the year ended
August 31, 2016	-	-	-	-	-	71,739	71,739

	48,300,162	$ 48,300	-	$ -	$ 5,278,284	$ (676,708)	$ 4,649,876

The accompanying notes are an integral part of the consolidated financial statements.

KUSH BOTTLES, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	August 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 71,739	$ (339,303)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	80,341	30,267
Stock compensation expense	137,887	-
Changes in operating assets and liabilities
Accounts receivable	(53,452)	(24,412)
Prepaids	(410,817)	(15,340)
Inventory	(480,090)	(208,427)
Deposits	(12,220)	-
Accounts payable	(7,563)	94,285
Accrued expenses and other current liabilities	252,963	260,702

Net cash used in operating activities	(421,212)	(202,228)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of Dank Bottles, LLC	-	(273,725)
Purchase of property and equipment	(148,667)	(137,220)

Net cash used in investing activities	(148,667)	(410,945)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of related party loan	(75,000)	(75,000)
Drawdown on line of credit	155,000	-
Payments on line of credit	(240,000)	-
Proceeds from notes payable	-	173,472
Repayment of notes payable	(22,425)	(44,045)
Proceeds from sale of stock	1,578,048	737,001

Net cash provided by financing activities	1,395,623	791,428

NET INCREASE IN CASH	825,744	178,255

CASH AT BEGINNING OF PERIOD	201,259	23,004

CASH AT END OF PERIOD	$ 1,027,003	$ 201,259

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$ 20,298	$ 6,562
Income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES
Prepaid machinery paid in stock	$ 32,250	$ -
Accrued compensation paid in stock	$ 95,196	$ -

The accompanying notes are an integral part of the consolidated financial statements.

KUSH BOTTLES, INC.

Notes to Consolidated Financial Statements

As of August 31, 2016 and 2015

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

On April 10, 2015, there was no public market for the Company's common stock and, as such, we evaluated the best evidence to estimate the common stock's fair value. The common stock was valued using the market approach. The market approach bases the valuation measurement on what other similar enterprises or comparable transactions indicate the value to be. From the period of inception to April 10, 2015, the Company had sold 1,471,112 shares of its common stock to accredited investors for cash of $912,000, at a weighted average offering price of $0.6199 per share. Accordingly, the Company has valued the price of the common stock issued in conjunction with these transactions at $0.6199 per share. The Company considers these transactions preceding the acquisition the best evidence of fair value for the common stock. In the absence of an active market trading its securities, management will continue to monitor transactions in the Company's common stock to ascertain its value under the market approach.

The following table summarizes the final purchase price allocation, and the estimated fair values of the net assets acquired, liabilities assumed, identifiable intangible assets, and goodwill that resulted from the acquisition of Dank as of April 10, 2015:

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include, but are not limited to, the determination of the provision for income taxes, the fair value of stock-based compensation, and valuation of intangible assets. The Company bases the estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and investments having an original maturity of 90 days or less that are readily convertible into cash.  As of August 31, 2016 and 2015, the Company had $1,027,003 and $201,259, respectively.

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect, and are derived from sales to customers. Management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. A reserve for uncollectible trade receivables is established when collection of amounts due from clients is deemed improbable. Indicators of improbable collection include client bankruptcy, client litigation, client cash flow difficulties, or ongoing service or billing disputes. Historically, the Company has experienced a de minimis amount of bad debts.  Trade credit is generally extended on a short-term basis, thus trade receivables do not bear interest.  The Company’s allowance for doubtful accounts was $2,000 and $5,080 as of August 31, 2016 and 2015, respectively.

Inventory

Inventories are stated at the lower of cost or net realizable value using the first-in first out (FIFO) method. The Company’s inventory consists of finished goods of $1,142,458 and $662,368 as of August 31, 2016 and 2015, respectively.

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, after the asset is placed in service. Gains and losses from the retirement or disposition of property and equipment are included in operations in the period incurred.  Maintenance and repairs are expensed as incurred. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Furniture and Fixtures	5-7 years
Computer Equipment	3 years
Computer Software	3 years
Leasehold Improvements	The shorter of remaining term of the lease or useful life

The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate the carrying values of such assets may not be recoverable.

For property and equipment to be held and used, impairment is determined by a comparison of the carrying value of the asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Property and equipment to be disposed of by sale is carried at the lower of then current carrying value or fair value less cost to sell. No events were noted that would cause an impairment of property and equipment in the years ended August 31, 2016 and 2015.

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

Goodwill and Other Long-Lived Assets

Goodwill represents the excess of cost over the fair value of identifiable assets acquired and liabilities assumed in business combinations. The Company’s management assess goodwill for impairment on an annual basis during the fourth quarter using an August 1 measurement date unless circumstances require a more frequent measurement. When evaluating goodwill for impairment, the Company may first perform an assessment qualitatively whether it is more likely than not that a reporting unit's carrying amount exceeds its fair value, referred to as a "step zero" approach. If, based on the review of the qualitative factors, the Company determines it is not more likely than not that the fair value of goodwill is less than its carrying value; it would conduct the two-step impairment test. Events and circumstances the Company considers in performing the "step zero" qualitative assessment include macro-economic conditions, market and industry conditions, internal cost factors, share price fluctuations, and the operational stability and the overall financial performance of the reporting units. If the Company concludes that it is more likely than not that a reporting unit's fair value is less than its carrying amount, it would perform the first step (“step one”) of the two-step impairment test and calculate the estimated fair value of the goodwill by using discounted cash flow valuation model. These methods require estimates of future revenues, profits, capital expenditures, working capital, and other relevant factors. The Company estimates these amounts by evaluating historical trends, current budgets, operating plans, industry data, and other relevant factors.

For fiscal 2016, the Company began its assessment with the step zero qualitative analysis. The Company’s management determined that the fair value of the goodwill exceeded the carrying value goodwill. After evaluating and weighing all relevant events and circumstances, the Company concluded that it is not more likely than not that the fair value of goodwill was less its carrying amounts. Consequently, the Company did not perform a step one quantitative analysis in fiscal 2016.

Earnings (Loss) Per Share

The Company computes net loss per share under Accounting Standards Codification subtopic 260-10, "Earnings Per Share" (“ASC 260-10”). Basic earnings or loss per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted-average of all potentially dilutive shares of common stock that were outstanding during the periods presented.

The treasury stock method is used in calculating diluted EPS for potentially dilutive stock options and share purchase warrants, which assumes that any proceeds received from the exercise of in-the-money stock options and share purchase warrants, would be used to purchase common shares at the average market price for the period.

EPS for convertible debt is calculated under the “if-converted” method. Under the if converted method, EPS is calculated as the more dilutive of EPS (i) including all interest (both cash interest and non-cash discount amortization) and excluding all shares underlying the Notes or; (ii) excluding all interest and costs directly related to the convertible debt (both cash interest and non-cash discount amortization) and including all shares underlying the convertible debt.

Comprehensive Income (loss)

Comprehensive income (loss) is the change in the Company’s equity (net assets) during each period from transactions and other events and circumstances from non-owner sources. During the years ended August 31, 2016 and 2015, the Company had no elements of comprehensive income or loss.

Revenue Recognition

It is the Company’s policy that revenues from product sales is recognized in accordance with ASC 605 "Revenue Recognition".  Four basic criteria must be met before revenue can be recognized; (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding fixed nature in selling prices of the products delivered and the collectability of those amounts.  The Company has not implemented any specific rebate programs. Provisions for discounts to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  As of August 31, 2016 and 2015, the Company had provisions for sales discounts of $96,591 and $21,183, respectively. The Company has not established a formal customer incentive program, but considers and accomodates discounts to certain customers on a case by case basis, including by way of example, for volume shipping or for certain new customers with orders over a specific discretionary dollar threshold.

During the year ended August 31, 2016 and 2015, the Company had a refund allowance of $0. Consistent with ASC 605-15-25-1, the Company considers factors such as historical return of products, estimated remaining shelf life, price changes from competitors, and introductions of competing products in establishing a refund allowance. The Company recognizes revenues as risk and title to products transfers to the customer (which generally occurs at the time shipment is made), the sales price is fixed or determinable, and collectability is reasonably assured.   The Company defers any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Warranty Costs

The Company has not had any historical warranty related expenditures from the sales of its products, which if incurred would result in the return of any defective products by customers.

Business Combinations

Accounting for our acquisitions requires the Company to recognize, separately from goodwill, the assets acquired and the liabilities assumed at their acquisition-date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition-date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. Thus, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations and comprehensive income (loss).

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

Examples of critical estimates in valuing certain of the intangible assets the Company has acquired include but are not limited to: (i) future expected cash flows from product sales; (ii) the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

In addition, any uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. If applicable, the Company would reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date with any adjustments to its preliminary estimates being recorded to goodwill provided that we are within the measurement period. Subsequent to the measurement period or the final determination of the tax allowance’s or contingency’s estimated value, whichever comes first, changes to these uncertain tax positions and tax related valuation allowances will affect the Company’s provision for income taxes in our consolidated statements of income and comprehensive income and could have a material impact on its results of operations and financial position.

Share-based Compensation

The Company accounts for its stock based awards in accordance with Accounting Standards Codification subtopic 718-10, "Compensation", which requires fair value measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including restricted stock awards.  The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair value on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Statement of Operations.

The Company estimates the fair value of share-based payment awards on the date of grant using the Black-Scholes model.

The Company’s determination of fair value of share-based payment awards on the date of grant is affected by a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, stock price, exercise price, dividends paid, expected term and risk free discount rate. Although the fair value of stock options is determined in accordance with an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

The Company applies the provisions of ASC 740, "Accounting for Uncertainty in Income Taxes". The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended August 31, 2016 and 2015, nor was any interest or penalties accrued as of August 31, 2016 and 2015.

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

The Company had no financial assets or liabilities that are measured at fair value on a recurring basis as of August 31, 2016 and 2015.

Segment Information

The Company is organized as a single operating segment, whereby its chief operating decision maker assesses the performance of and allocates resources to the business as a whole.

Reclassification

Certain reclassifications have been made to the prior period data to conform to the current presentation. These reclassifications had no effect on reported net loss.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update change existing guidance related to accounting for employee share-based payments affecting the income tax consequences of awards, classification of awards as equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the potential impact of the adoption of this standard

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the consolidated balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the potential impact of the adoption of this standard.

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

NOTE 2 – CONCENTRATIONS OF RISK

Supplier Concentrations

The Company purchases inventory from various suppliers and manufacturers. For the fiscal year ended August 31, 2016 and 2015, two vendors accounted for approximately 24% and 34% of total inventory purchases, respectively.

Customer Concentrations

For the fiscal year ended August 31, 2016 and 2015, there were no customers that represented over 10% of the Company’s revenues.

NOTE 3 – RELATED-PARTY TRANSACTIONS

As a result of the Dank acquisition on April 10, 2015, the Company owed $100,000 to the sellers of Dank. The balance on this loan was $0 and $75,000 as of August 31, 2016 and 2015, respectively.

The Company leases its California and Colorado facilities from related parties. During the fiscal years ended August 31, 2016 and 2015, the Company made rent payments of $174,750 and $115,400, respectively, to these related parties.

On May 13, 2016, the Company amended the Board of Directors Services Agreement with Greg Gamet dated May 4, 2015. The Director’s compensation was revised to include a new compensation arrangement that effectively supersedes the original compensation terms. Effective May 13, 2016, the Board approved the issuance of 250,000 stock options to acquire common stock at an exercise price of $1.00 per share, with 50% of such stock options vesting on May 13, 2017 and none before this date and the remaining 50% of such stock options vesting ratably in 4 quarterly installments over the following 12 months.

NOTE 4 – PROPERTY AND EQUIPMENT

The major classes of fixed assets consist of the following as of August 31:

	August 31,	August 31,
	2016	2015
Office Equipment	$ 71,507	$ 28,955
Machinery and equipment	147,577	68,173
Leasehold improvements	63,323	32,780
Vehicles	116,592	140,609
	398,999	270,517
Accumulated Depreciation	(125,402)	(65,246)
	$ 273,597	$ 205,271

Depreciation expense was $80,341 and $30,267 for the fiscal years ended August 31, 2016 and 2015, respectively.

NOTE 5 - GOODWILL

The following table summarizes the changes in the carrying amount of goodwill for the fiscal years ended August 31, 2016 and 2015:

Total
Goodwill, gross	$ 2,376,589
Accumulated impairment losses	-
Balance as of August 31, 2015	$ 2,376,589
Additions	-
Deductions	-
Impairment loss	-

Goodwill, gross	$ 2,376,589
Accumulated impairment losses	-
Balance as of August 31, 2016	$ 2,376,589

The Company had no impairment to the carrying value of goodwill as of August 31, 2016.

NOTE 6 – LONG TERM DEBT

Automobile Contracts Payable

The Company has entered into purchase contracts for its vehicles.  The loans are secured by the vehicles and bear interest at an average interest rate of approximately 12% per annum. The composition of these automobile contracts payable is summarized in the table below:

Principal
Due
2017	$ 20,247
2018	20,981
2019	12,723
2020	5,603
$ 59,554

NOTE 7 – CURRENT LIABILITIES

Line of Credit

On April 6, 2015, the Company entered into a $240,000 revolving line of credit facility. The loan bears interest at prime plus 2.75%. The maturity date of the loan was extended from April 1, 2016 to September 1, 2016. The Company paid down the loan in full on August 19, 2016. As of August 31, 2016 and 2015, the balance on this loan is $0 and $85,000, respectively.

Accrued Expenses

Accrued expenses and other current liabilities consist of the following as of August 31:

	August 31,	August 31,
	2016	2015
Customer deposits	$ 260,409	$ 177,493
Accrued compensation	178,769	144,428
Credit card liabilities	67,813	56,748
Deferred rent	18,810	-
Sales tax payable	23,300	12,665
	$ 549,101	$ 391,334

NOTE 8 – STOCKHOLDERS' EQUITY

Preferred Stock

The authorized preferred stock is 10,000,000 shares with a par value of $0.001. As of August 31, 2016 and 2015, the Company has no shares of preferred stock issued or outstanding.

Common Stock

The authorized common stock is 265,000,000 shares with a par value of $0.001. As of August 31, 2016 and 2015, 48,300,162 and 46,132,779 shares were issued and outstanding, respectively.

During the year ended August 31, 2015, the Company sold 1,162,779 shares of its common stock to investors in exchange for cash of $737,001.

During the year ended August 31, 2016, the Company sold 1,955,028 shares of its common stock to investors in exchange for cash of $1,578,048.

On April 10, 2015, the Company concluded an equity purchase agreement to acquire all of the issued and outstanding membership interests in Dank. As a result of the acquisition, the Company issued 3,500,000 shares of common stock to the sellers of Dank at a fair value of $2,169,650.

Share-based Compensation

During the year ended August 31, 2016, the Company issued 187,355 shares of common stock to employees and consultants in exchange for $141,123 of services rendered, of which $95,196 was included in accrued expenses as of August 31, 2015.  In addition, on March 17, 2016, the Company issued 25,000 shares of common stock, valued at $32,250, as partial payment for the development of specific machinery and equipment. This amount is included in prepaid expenses as of August 31, 2016. The total amount of stock compensation expense pertaining to shares issued directly to employees and consultants was $45,927 and $0 for the years ended August 31, 2016 and 2015. This amount is included in stock compensation expense on the consolidated statements of operations.

Stock Options

The Company’s 2016 Stock Incentive Plan (the Plan) was adopted on February 9, 2016. The Plan permits the grant of share options and shares to its employees and directors for up to 5,000,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant; those option awards generally vest based on three years of continuous service and have 10-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the Plan.

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of our stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the years ended August 31, 2016 and 2015:

	August 31,	August 31,
	2016	2015
Expected term (years)	2-4	N/A
Expected volatility	60%	N/A
Weighted-average volatility	60%	N/A
Risk-free interest rate	0.71%-1.20%	N/A
Dividend yield	0%	N/A
Expected forfeiture rate	33%	N/A

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

During the year ended August 31, 2016, the Company issued 1,039,000 stock options pursuant to the Company’s 2016 Stock Incentive Plan. A summary of the Company’s stock option activity during the year ended August 31, 2016 and 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance Outstanding, August 31, 2015	1,000,000	$ 0.05	3.46 years	$ 595,000
Granted	1,039,000	1.07	10.00 years	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balance Outstanding, August 31, 2016	2,039,000	$ 0.57	6.15 years	$ 2,283,680
Exercisable, August 31, 2016	1,130,000	$ 0.17	3.29 years	$ 1,717,600

The weighted-average grant-date fair value of options granted during the years ended August 31, 2016 and 2015, was $0.43 and $0, respectively. There were no options exercised or forfeited during the years ended August 31, 2016 and 2015.

A summary of the status of the Company’s non-vested options as of August 31, 2016, and changes during the year ended August 31, 2016, is presented below:

		Weighted
		Average
	No. of	Grant-Date
	Options	Fair Value
Nonvested at August 31, 2015	-	$ -
Granted	1,039,000	448,016
Vested	(130,000)	(91,960)
Forfeited	-	-
Nonvested at August 31, 2016	909,000	$ 356,056

As of August 31, 2016, there was $356,056 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of shares vested during the years ended August 31, 2016 and 2015, was $91,960 and $0, respectively.  These amounts are included in stock compensation expense on the consolidated statements of operations.

NOTE 9 – INCOME TAXES

For the fiscal years ended August 31, 2016 and 2015, the Company incurred a net profit (loss) of $71,739 and $(339,303), respectively.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is $366,757 as of August 31, 2016 and will expire beginning in the year 2034.

The provision for income tax consists of the following:

	August 31,	August 31,
	2016	2015
Federal income (tax) benefit attributable to:
Current operations	$ 24,391	$ 135,159
Non-deductible entertainment	31,059
Prior year adjustments	17,810
State tax, net of Federal benefit	9,516
Stock compensation	-	37,921
Depreciation	-	10,065
Less: valuation allowance	(82,776)	(183,145)
Net provision for Federal income taxes	$ -	$ -

The cumulative tax effect at the expected rate of 43% of significant items comprising our net deferred tax amount is as follows:

	August 31,	August 31,
	2016	2015
Deferred tax asset attributable to:
Net operating loss carryover	$ 149,622	$ 148,412
Stock compensation	75,133	148,872
Depreciation	2,197	12,443
Valuation allowance	(226,952)	(309,727)
Net deferred tax asset	$ -	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $366,757 for Federal income tax reporting purposes are subject to annual limitations, which expire starting 2034.  Net operating loss carry forwards may be limited as to use in future years should a change in majority ownership occur. The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of August 31, 2016 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions. The tax years that remain subject to examination by major taxing jurisdictions are for the years ended August 31, 2016, 2015 and 2014.

NOTE 10 – EARNINGS (LOSS) PER SHARE

We calculate basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflect the effects of potentially diluted securities. Because we incurred a net loss for the fiscal year ended August 31, 2015, common stock equivalents are anti-dilutive, and accordingly basic and diluted loss per share were the same for fiscal 2015. The summary of the basic and diluted earnings per share computations is as follows:

	August 31,	August 31,
	2016	2015
Net income (loss)	$ 71,739	$ (339,303)
Weighted average common shares outstanding for
basic EPS	46,911,818	42,718,159
Net effect of dilutive options	1,198,048	-
Weighted average common shares outstanding for
diluted EPS	48,109,866	42,718,159
Basic earnings (loss) per share	$ 0.00	$ (0.01)
Diluted earnings (loss) per share	$ 0.00	$ (0.01)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Lease

The Company’s corporate head-quarters and primary distribution center is located in Santa Ana, California. The California facility lease expires on August 1, 2018 and requires monthly payments of $10,000 in fiscal 17 and $11,000 in fiscal 18, for a total of $252,000 in lease commitments through the end of term. On April 1, 2016, the Company entered into a new sublease agreement for a facility located in Woodinville, Washington. The lease commenced on July 15, 2016 and expires on January 31, 2020, and requires escalating monthly payments that range between $14,985 and $16,022, for a total of $622,653 in future lease commitments through the end of the lease term. Effective April 10, 2015, the Company assumed the facility lease in Denver, Colorado, which is the headquarters of operations for its wholly-owned subsidiary, Dank. The lease runs through March 31, 2020 and requires escalating monthly payments, ranging between $4,800 and $5,800, for a total of $241,800 in future lease commitments through the end of the term. During the years ended August 31, 2016 and 2015, the Company recognized $226,559 and $136,110, respectively, of rental expense, related to its office, retail and warehouse space.

Minimum future commitments under non-cancelable operating leases and other obligations were as follows at August 31, 2016:

2017	$ 354,107
2018	383,332
2019	258,304
2020	120,710
$ 1,116,453

Other Commitments

In the ordinary course of business, the Company may enter into contractual purchase obligations and other agreements that are legally binding and specify certain minimum payment terms. The Company had no such agreements as of August 31, 2016.

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims as of August 31, 2016 and 2015.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to August 31, 2016 and through the date of this filing, the Company sold 660,285 restricted shares of common stock to accredited investors in exchange for cash consideration of $868,999.