Form 10-Q
period 2016-11-30
Kush Bottles, Inc.
filed 2017-01-11
CIK 1604627

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

___________________

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,734,174 shares outstanding as of January 11, 2017.

KUSH BOTTLES, INC.

KUSH BOTTLES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	November 30,	August 31,
	2016	2016
ASSETS

CURRENT ASSETS

Cash	$ 2,000,439	$ 1,027,003
Accounts receivable, net of allowance	266,018	199,844
Prepaid expenses and other current assets	882,227	596,456
Inventory	1,236,720	1,142,458

Total Current Assets	4,385,404	2,965,761

Goodwill	2,376,589	2,376,589
Deposits	12,220	12,220
Property and equipment, net	593,234	273,597

TOTAL ASSETS	$ 7,367,447	$ 5,628,167

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$ 546,332	$ 369,636
Accrued expenses and other current liabilities	437,750	549,101
Notes payable - current portion	20,637	20,247

Total Current Liabilities	1,004,719	938,984

LONG-TERM DEBT

Notes payable	33,950	39,307

TOTAL LIABILITIES	1,038,669	978,291

COMMITMENTS and CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-

Common stock, $0.001 par value, 265,000,000 shares authorized, 49,391,896 and 48,300,162 shares issued and outstanding, respectively	49,390	48,300
Additional paid-in capital	7,118,054	5,278,284
Accumulated deficit	(838,666)	(676,708)

Total Stockholders' Equity	6,328,778	4,649,876

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 7,367,447	$ 5,628,167

See accompanying notes to the unaudited condensed consolidated financial statements

KUSH BOTTLES, INC
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	November 30,
	2016	2015

REVENUE	$ 2,472,295	$ 1,720,581
COST OF GOODS SOLD	1,637,652	1,148,209

GROSS PROFIT	834,643	572,372

OPERATING EXPENSES

Depreciation	9,304	5,890
Stock compensation expense	115,244	-
Selling, general and administrative	847,076	559,283

Total Operating Expenses	971,624	565,173

INCOME (LOSS) FROM OPERATIONS	(136,981)	7,199

OTHER INCOME (EXPENSES)

Other income (expense)	(23,944)	19
Interest expense, net	(1,033)	(2,298)

Total Other Income (Expenses)	(24,977)	(2,279)

INCOME (LOSS) BEFORE INCOME TAXES	(161,958)	4,920

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$ (161,958)	$ 4,920

BASIC INCOME (LOSS) PER SHARE	$ 0.00	$ (0.00)

DILUTED INCOME (LOSS) PER SHARE	$ 0.00	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	48,713,496	46,132,779

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	50,511,299	47,054,237

See accompanying notes to the unaudited condensed consolidated financial statements

KUSH BOTTLES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	November 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (161,958)	$ 4,920
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	29,735	19,788
Stock compensation expense	115,244	-

Changes in operating assets and liabilities
Accounts receivable	(66,174)	(12,100)
Prepaids	(366,550)	8,320
Inventory	(94,262)	(257,281)
Accounts payable	176,696	328,410
Accrued expenses and other current liabilities	(111,351)	26,736

Net cash provided by (used in) operating activities	(478,620)	118,793

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(164,976)	(47,282)

Net cash used in investing activities	(164,976)	(47,282)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of related party loan	-	(33,332)
Repayment of notes payable	(4,967)	(12,442)
Proceeds from sale of stock	1,621,999	71,000

Net cash provided by financing activities	1,617,032	25,226

NET INCREASE IN CASH	973,436	96,737

CASH AT BEGINNING OF PERIOD	1,027,003	201,259

CASH AT END OF PERIOD	$ 2,000,439	$ 297,996

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$ 1,033	$ 2,298
Income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES
Prepaid services paid in stock	$ 103,617	$ -

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes include the activity of the Company and its wholly owned subsidiaries KIM and Dank have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Our operating results for the three-month period ended November 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ended August 31, 2017, or for any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended August 31, 2016.

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

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and investments having an orginal maturity of 90 days or less that are readily convertible into cash. As of November 30, 2016 and August 31, 2016, the Company had $2,000,439 and $1,027,003, respectively.

Accounts Receivable

Trade accounts receivable are carried at their estimated collectible amounts.  Trade credit is generally extended on a short-term basis, thus trade receivables do not bear interest.  Trade accounts receivables are periodically evaluated for collectability based on past credit history and their current financial condition. The Company’s allowance for doubtful accounts was $2,000 as of November 30, 2016 and August 31, 2016, respectively.

Inventory

Inventories are stated at the lower of cost or net realizable value using the first-in first out (FIFO) method. The Company’s inventory consists of finished goods of $1,236,720 and $1,142,458 as of November 30, 2016 and August 31, 2016, respectively.

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

For fiscal 2016, the Company began its assessment with the step zero qualitative analysis because the fair value substantially exceeded the carrying value goodwill. After evaluating and weighing all relevant events and circumstances, the Company concluded that it is not more likely than not that the fair value of goodwill was less its carrying amounts. Consequently, the Company did not perform a step one quantitative analysis in fiscal 2016.

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

The following table sets forth the calculation of basic and diluted earnings per share:

	November 30,	November 30,
	2016	2015
Net income (loss)	$ (161,958)	$ 4,920
Weighted average common shares outstanding for
basic EPS	48,713,496	46,132,779
Net effect of dilutive options	1,797,803	921,458
Weighted average common shares outstanding for
diluted EPS	50,511,299	47,054,237
Basic earnings (loss) per share	$ (0.00)	$ 0.00
Diluted earnings (loss) per share	$ (0.00)	$ 0.00

Comprehensive Income (loss)

Comprehensive income (loss) is the change in the Company’s equity (net assets) during each period from transactions and other events and circumstances from non-owner sources. During the quarters ended November 30, 2016 and 2015, the Company had no elements of comprehensive income or loss.

Revenue Recognition

It is the Company’s policy that revenues from product sales is recognized in accordance with ASC 605 "Revenue Recognition".  Four basic criteria must be met before revenue can be recognized; (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding fixed nature in selling prices of the products delivered and the collectability of those amounts.  The Company has not implemented any specific rebate programs. Provisions for discounts to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  During the quarters ended November 30, 2016 and 2015, we had provisions for sales discounts of $19,457 and $19,034, respectively. The Company has not established a formal customer incentive program, but considers and accomodates discounts to certain customers on a case by case basis, including by way of example, for volume shipping or for certain new customers with orders over a specific discretionary dollar threshold.

As of November 30, 2016 and August 31, 2016, the Company had a refund allowance of $0. Consistent with ASC 605-15-25-1, the Company considers factors such as historical return of products, estimated remaining shelf life, price changes from competitors, and introductions of competing products in establishing a refund allowance. The Company recognizes revenues as risk and title to products transfers to the customer (which generally occurs at the time shipment is made), the sales price is fixed or determinable, and collectability is reasonably assured.   The Company defers any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

The Company applies the provisions of ASC 740, "Accounting for Uncertainty in Income Taxes". The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the three months ended November 30, 2015 and the fiscal year ended August 31, 2015, nor were any interest or penalties accrued as of November 30, 2016 and August 31, 2016.

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

The Company had no financial assets or liabilities that are measured at fair value on a recurring basis as of November 30, 2016 and August 31, 2016.

Segment Information

The Company is organized as a single operating segment, whereby its chief operating decision maker assesses the performance of and allocates resources to the business as a whole.

Recently Issued Accounting Pronouncements

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory" as part of its simplification initiatives. The update requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than deferring the recognition until the asset has been sold to an outside party as is required under current GAAP. The update is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a modified retrospective basis through a cumulative-effect adjustment to retained earnings, and early adoption is permitted. The Company is currently evaluating the effect that this update will have on its financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.” The update is intended to reduce diversity in practice in how certain transactions are classified and will make eight targeted changes to how cash receipts and cash payments are presented in the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case the amendments will apply prospectively as of the earliest date practicable. The Company is currently evaluating the effect of this update but does not believe it will have a material impact on its financial statements and related disclosures.

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

Other Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures

NOTE 2 – CONCENTRATIONS OF RISK

Supplier Concentrations

The Company purchases inventory from various suppliers and manufacturers. For the three months ended November 30, 2016 and 2015, three vendors accounted for approximately 47% and 55%, respectively, of total inventory purchases.

Customer Concentrations

During the three months ended November 30, 2016 and 2015, one customer represented 11% and 13% of the Company's revenues, respectively.

NOTE 3 – RELATED-PARTY TRANSACTIONS

The Company leases its California and Colorado facilities from related parties. During the three months ended November 30, 2016 and 2015, the Company made rent payments of $50,700 and $42,300, respectively, to these related parties.

NOTE 4 – PROPERTY AND EQUIPMENT

The major classes of fixed assets consist of the following as of November 30, 2016 and August 31, 2016:

	November 30,	August 31,
	2016	2016
Office Equipment	$ 78,996	$ 71,507
Machinery and equipment	472,806	147,577
Leasehold improvements	63,822	63,323
Vehicles	132,522	116,592
	748,146	398,999
Accumulated Depreciation	(154,912)	(125,402)
	$ 593,234	$ 273,597

Depreciation expense was $29,735 and $19,788, for the three months ended November 30, 2016 and 2015, respectively.

NOTE 5 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	November 30,	August 31,
	2016	2016
Customer deposits	$ 261,029	$ 260,409
Accrued compensation	88,114	178,769
Credit card liabilities	34,139	67,813
Deferred rent	28,756	18,810
Sales tax payable	25,712	23,300
	$ 437,750	$ 549,101

NOTE 6 – STOCKHOLDERS' EQUITY

Preferred Stock

The authorized preferred stock is 10,000,000 shares with a par value of $0.001. As of November 30, 2016 and August 31, 2016, the Company has no shares of preferred stock issued or outstanding.

Common Stock

The authorized common stock is 265,000,000 shares with a par value of $0.001. As of November 30, 2016 and August 31, 2016, 49,391,896 and 48,300,162 shares were issued and outstanding, respectively.

During the three months ended November 30, 2016, the Company sold 1,039,095 shares of its common stock to investors in exchange for cash of $1,621,999.

Share-based Compensation

The Company recorded compensation expense of $115,244 and $0 for the quarters ended November 30, 2016 and 2015, respectively, in connection with the issuance of shares of common stock and options to purchase common stock.

During the quarter ended November 30, 2016, the Company issued 52,639 shares of common stock to consultants in exchange for $31,283 of services rendered and $103,617 of prepaid services, for a total of $134,900. The $103,617 of prepaid services is included in prepaid expenses and other current assets on the condensed consolidated balance sheet as of November 30, 2016.

Stock Options

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of our stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the quarters ended November 30, 2016 and 2015:

	November 30,	November 30,
	2016	2015
Expected term (years)	1-4	N/A
Expected volatility	60%	N/A
Weighted-average volatility	60%	N/A
Risk-free interest rate	0.85%-1.57%	N/A
Dividend yield	0%	N/A
Expected forfeiture rate	33%	N/A

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

During the quarter ended November 30, 2016, the Company issued 431,500 stock options pursuant to the Company’s 2016 Stock Incentive Plan, which was adopted on February 9, 2016. A summary of the Company’s stock option activity during the quarter ended November 30, 2016 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance Outstanding, August 31, 2016	2,039,000	$ 0.57	5.91 years	$ 2,283,680
Granted	431,500	1.83	9.78 years	-
Exercised	-	-	-	-
Forfeited	(15,000)	1.00	-	-
Balance Outstanding, November 30, 2016	2,455,500	$ 0.79	6.56 years	$ 6,338,132
Exercisable, November 30, 2016	1,238,750	$ 0.25	3.61 years	$ 3,866,384

The weighted-average grant-date fair value of options granted during the quarter ended November 30, 2016 and 2015, was $0.74 and $0, respectively. The weighted-average grant-date fair value of options forfeited during the quarter ended November 30, 2016 was $0.46. There were no options exercised during the quarter ended November 30, 2016.

A summary of the status of the Company’s non-vested options as of August 31, 2016, and changes during the year ended August 31, 2016, is presented below:

		Weighted
		Average
	No. of	Grant-Date
	Options	Fair Value
Nonvested at August 31, 2016	909,000	$ 221,227
Granted	431,500	214,322
Vested	(108,750)	(83,961)
Forfeited	(15,000)	(6,970)
Nonvested at November 30, 2016	1,216,750	$ 344,618

As of November 30, 2016, there was $344,618 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of shares vested during the quarter ended November 30, 2016 was $83,961.  This amount is included in stock compensation expense on the consolidated statements of operations.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Lease

The Company’s corporate head-quarters and primary distribution center is located in Santa Ana, California. The California facility lease expires on August 1, 2018 and requires monthly payments of $10,000 in fiscal 17 and $11,000 in fiscal 18, for a total of $222,000 in lease commitments through the end of term. On April 1, 2016, the Company entered into a new sublease agreement for a facility located in Woodinville, Washington. The lease commenced on July 15, 2016 and expires on January 31, 2020, and requires escalating monthly payments that range between $14,985 and $16,022, for a total of $588,881 in future lease commitments through the end of the lease term. Effective April 10, 2015, the Company assumed the facility lease in Denver, Colorado, which is the headquarters of operations for its wholly-owned subsidiary, Dank. On September 1, 2016, the Colorado facility lease was amended to include additional office space. The lease runs through March 31, 2020 and requires escalating monthly payments, ranging between $4,800 and $7,300, for a total of $285,600 in future lease commitments through the end of the term. During the quarters ended November 30, 2016 and 2015, the Company recognized $94,418 and $48,516, respectively, of rental expense, related to its office, retail and warehouse space.

Minimum future commitments under non-cancelable operating leases and other obligations were as follows at November 30, 2016:

2017	$ 387,295
2018	370,570
2019	277,372
2020	61,244
$ 1,096,481

Other Commitments

In the ordinary course of business, the Company may enter into contractual purchase obligations and other agreements that are legally binding and specify certain minimum payment terms. The Company had no such agreements as of November 30, 2016.

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims as of November 30, 2016.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent issuance of Common Stock

Subsequent to November 30, 2016 and through the date of this filing, the Company sold 315,500 shares of its common stock to investors in exchange for cash consideration of $631,000.

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

The following discussion and analysis was prepared to supplement information contained in the accompanying consolidated financial statements and is intended to provide certain details regarding the Company’s financial condition as of November 30, 2016, and the results of operations for the three months ended November 30, 2016.  It should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this report as well as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal years ended August 31, 2016 and August 31, 2015.

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

Results of Operations – Comparison for the three month periods ended November 30, 2016 and 2015

Total revenues increased from $1,720,581 during the three month period ended November 30, 2015 to $2,472,295, which represents an increase of $751,714 or 44%. This increase is primarily attributed to overall growth in the number of customers, average order size, and order volume in all markets. Sales growth was not significantly impacted by inflation or changes in pricing.

Cost of goods sold increased from $1,148,209 during the three month period ended November 30, 2015 to $1,637,652 during the three month period ended November 30, 2016, an increase of $489,443 or 43%. The increase in cost of goods sold was in direct proportion to the increase in revenues. The three primary components of cost of goods sold include direct purchases, direct labor and freight. Gross profits for the quarter ended November 30, 2016 amounted to $834,643 for a 34% gross margin. Gross profits for the quarter ended November 30, 2015 amounted to $572,372 for a 33% gross margin. Gross Profits increased by $262,271 which represents quarter over quarter growth of 46%.

For the quarter ended November 30, 2016, operating expenses amounted to $971,624 compared to $565,173 for the quarter ended November 30, 2015, an increase of $406,451 or 72%. The increase stems from increases in stock compensation expense, payroll, insurance, and rent. Stock compensation expense increased from $0 during the quarter ended November 30, 2015 to $115,244 during the quarter ended November 30, 2016 due to the amortization of stock options and stock payments issued in exchange for services. Payroll and payroll related expenses increased by $146,480 or 46% during the quarter ended November 30, 2016 due to a head-count increase of 15 as the Company has focused on expanding its sales force and operational personnel to better position itself to accommodate market demands. Insurance costs increased by $33,739 or 153% as the Company increased its general liability and D&O coverage. Rent expense increased $45,902 or 95% due to increased rents and the opening of a new larger facility in Woodinville, Washington in July 2016, which has enabled the Company to house more inventory and further penetrate the Washington market.

The net result for the three month period ended November 30, 2016 was a loss of $161,958 or $0.00 loss per share, compared to income of $4,920 or $0.00 income per share for the prior fiscal quarter.

Liquidity and Capital Resources

At November 30, 2016, we had cash of $2,000,439 and working capital of $3,380,685.

Cash Flows from Operating Activities

For the three month period ended November 30, 2016, net cash used in operating activities was $478,620 compared to $118,793 in net cash provided by operating activities for the three month period ended November 30, 2015. The change is primarily attributed to the increases in the Company’s inventories, prepaid inventories, and accounts receivable as well as a decrease in accrued expenses during the quarter ended November 30, 2016. The Company has focused on expanding inventories in an effort to stay ahead of forecasted demand in the market.

Cash Flows from Investing Activities

Net cash used in investing activities increased from $47,282 to $164,976 for the three month period ended November 30, 2015 and 2016, respectively, as a direct result of investing in additional fixed assets, specifically production molds.

Cash Flows from Financing Activities

Net cash provided by financing activities increased from $25,226 to $1,617,032 for the three month period ended November 30, 2015 and 2016, respectively. The increase is directly attributed to the sale of shares of the Company's common stock in private placement offerings in exchange for cash of $1,621,999 during the three month period ended November 30, 2016 compared to $71,000 in offerings during the three month period ended November 30, 2015.

The Company manages its liquidity and financial position in the context of its overall business strategy. The Company continually forecasts and manages its cash, working capital balances, and capital structure to meet the short-term and long-term obligations of its business while seeking to maintain liquidity and financial flexibility.

As of August 31, 2015, the Company has historically funded its operations primarily through the issuance of equity. The Company had a net loss of $339,303 for the fiscal year ended August 31, 2015, and had an accumulated deficit of $748,447 as of August 31, 2015.  For the fiscal year ended August 31, 2016, the Company had net income of $71,739, and an accumulated deficit of $676,708 as of August 31, 2016. The Company’s net accounts receivables have averaged below 10 days of average sales for the past two fiscal years including during the quarter ended November 30, 2016. The Company expects days sales outstanding to remain in the below 10-day range.

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

Critical Accounting Policies and Estimates

We believe that the following critical policies affect our more significant judgments and estimates used in preparation of our financial statements.

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

Foreign Currency Transactions

None.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting.  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.  Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013).  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of November 30, 2016.  The ineffectiveness of the Company's internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

(i)

inadequate segregation of duties consistent with control objectives;

(ii)

lack of a code of ethics;

(iii)

lack of a whistleblower policy;

(iv)

lack of an independent board of directors or board committees related to financial reporting; and

(iv)

lack of multiple levels of supervision and review.

We believe that the weaknesses identified above have not had any material effect on our financial results. While not being legally obligated to have an audit committee, it is our management’s view that such a committee, including an independent financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently, the board of directors acts in the capacity of the audit committee. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the current fiscal year, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

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

However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.  During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above.  To remediate such weaknesses, we plan to implement the following changes in the current fiscal year as resources allow:

(i)

appoint additional qualified personnel to address inadequate segregation of duties and implement modifications to our financial controls to address such inadequacies; and

(ii)

adopt a written whistleblower policy and code of ethics; and

(iii)

appoint an independent board of directors, including board committees related to financial controls and reporting.

The remediation efforts set out herein will be implemented in the current 2017 fiscal year.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our financial statements for the three month period ended November 30, 2016 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended November 30, 2016, we implemented a new accounting software system which allows for greater security and restricted access to computer systems.  This change had a material effect on our internal control over financial reporting as it establishes another level of formal controls.

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings.

To the best of the Company’s knowledge and belief, no legal proceedings are currently pending or threatened.

Item 1A.

Risk Factors.

We are not required to provide this information as we are a Smaller Reporting Company.

Item 2.

Unregistered Sales of Equity Securities.

The authorized common stock is 265,000,000 shares with a par value of $0.001. As of November 30, 2016, and August 31, 2016, 49,391,896 and 48,300,162 shares were issued and outstanding, respectively.

During the three months ended November 30, 2016, the Company sold 1,039,095 shares of its common stock to investors in exchange for cash of $1,621,999.

Subsequent to November 30, 2016 and through the date of this filing, the Company sold 315,500 shares of its common stock to investors in exchange for cash consideration of $631,000.

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

KUSH BOTTLES, INC.

Date:  January 11, 2017

By:

/s/ Nicholas Kovacevich

Chief Executive Officer and Secretary

Date:  January 11, 2017

By:

/s/ Chris Martin

Chief Financial Officer