Form 10-Q
period 2017-02-28
Kush Bottles, Inc.
filed 2017-04-12
CIK 1604627

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: _______________ shares outstanding as of April 11, 2017.

KUSH BOTTLES, INC.

KUSH BOTTLES, INC
Condensed Consolidated Balance Sheets
(Unaudited)
	February 28,	August 31,
	2017	2016
ASSETS

CURRENT ASSETS

Cash	$ 2,833,159	$ 1,027,003
Accounts receivable, net of allowance	486,887	199,844
Prepaid expenses and other current assets	701,057	596,456
Inventory	1,910,807	1,142,458

Total Current Assets	5,931,910	2,965,761

Goodwill	2,376,589	2,376,589
Deposits	40,599	12,220
Property and equipment, net	861,423	273,597

TOTAL ASSETS	$ 9,210,521	$ 5,628,167

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$ 755,392	$ 369,636
Accrued expenses and other current liabilities	533,832	549,101
Notes payable - current portion	28,123	20,247

Total Current Liabilities	1,317,347	938,984

LONG-TERM DEBT

Notes payable	46,236	39,307

TOTAL LIABILITIES	1,363,583	978,291

COMMITMENTS and CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 265,000,000 shares authorized,
50,143,775 and 48,300,162 shares issued and outstanding, respectively	50,143	48,300
Additional paid-in capital	8,630,719	5,278,284
Accumulated deficit	(833,924)	(676,708)

Total Stockholders' Equity	7,846,938	4,649,876

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 9,210,521	$ 5,628,167

See accompanying notes to the unaudited condensed consolidated financial statements

KUSH BOTTLES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2017	2016	2017	2016

REVENUE	$ 2,970,332	$ 1,798,539	$ 5,442,593	$ 3,519,029
COST OF GOODS SOLD	1,913,270	1,200,690	3,549,789	2,351,189

GROSS PROFIT	1,057,062	597,849	1,892,804	1,167,840

OPERATING EXPENSES

Depreciation	10,174	6,057	19,478	11,948
Stock compensation expense	147,564	12,908	262,808	12,908
Selling, general and administrative	894,870	560,344	1,741,921	1,105,977

Total Operating Expenses	1,052,608	579,309	2,024,207	1,130,833

INCOME (LOSS) FROM OPERATIONS	4,454	18,540	(131,403)	37,007

OTHER INCOME (EXPENSES)

Other expense	-	-	(23,944)	-
Interest expense	(835)	(9,922)	(1,869)	(12,315)

Total Other Income (Expenses)	(835)	(9,922)	(25,813)	(12,315)

INCOME (LOSS) BEFORE INCOME TAXES	3,619	8,618	(157,216)	24,692

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$ 3,619	$ 8,618	$ (157,216)	$ 24,692

BASIC INCOME (LOSS) PER SHARE	$ 0.00	$ 0.00	$ (0.00)	$ 0.00

DILUTED INCOME (LOSS) PER SHARE	$ 0.00	$ 0.00	$ (0.00)	$ 0.00

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC	49,104,742	46,438,907	49,245,364	46,351,843

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - DILUTED	50,540,603	47,412,506	49,245,364	47,325,442

See accompanying notes to the unaudited condensed consolidated financial statements

KUSH BOTTLES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended
	February 28,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (157,216)	$ 24,692
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	73,096	40,832
Stock compensation expense	262,808	17,377

Changes in operating assets and liabilities
Accounts receivable	(287,043)	(89,546)
Prepaids	17,946	(314,741)
Inventory	(768,349)	(322,552)
Deposits	(28,379)	-
Accounts payable	385,756	(94,663)
Accrued expenses and other current liabilities	(15,269)	187,014

Net cash used in operating activities	(516,650)	(551,587)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(660,922)	(70,407)

Net cash used in investing activities	(660,922)	(70,407)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of related party loan	-	(49,998)
Drawdown on line of credit	-	155,000
Proceeds from notes payable	24,785	-
Repayment of notes payable	(9,980)	(12,347)
Proceeds from stock option exercises	29,000	-
Proceeds from sale of stock	2,939,923	736,010

Net cash provided by financing activities	2,983,728	828,665

NET INCREASE IN CASH	1,806,156	206,671

CASH AT BEGINNING OF PERIOD	1,027,003	201,259

CASH AT END OF PERIOD	$ 2,833,159	$ 407,930

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$ 1,869	$ 12,315
Income taxes	$ -	$ -

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

Recapitalization

On March 4, 2014, the shareholders of KIM exchanged all 10,000 of their common shares for 32,400,000 common shares of Kush Bottles, Inc. The operations of KIM became the operations of Kush after the share exchange and accordingly the transaction is accounted for as a recapitalization of KIM whereby the historical financial statements of KIM were presented as the historical financial statements of the combined entity.

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

All reference to common stock shares and per share amounts were restated to effect the recapitalization which occurred on March 4, 2014.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes include the activity of the Company and its wholly owned subsidiaries KIM and Dank have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Our operating results for the three and six month periods ended February 28, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ended August 31, 2017, or for any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended August 31, 2016.

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

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and investments having an orginal maturity of 90 days or less that are readily convertible into cash. As of February 28, 2017 and August 31, 2016, the Company had $2,833,159 and $1,027,003, respectively.

Accounts Receivable

Trade accounts receivable are carried at their estimated collectible amounts.  Trade credit is generally extended on a short-term basis, thus trade receivables do not bear interest.  Trade accounts receivables are periodically evaluated for collectability based on past credit history and their current financial condition. The Company’s allowance for doubtful accounts was $2,000 as of February 28, 2017 and August 31, 2016, respectively.

Inventory

Inventories are stated at the lower of cost or net realizable value using the first-in first out (FIFO) method. The Company’s inventory consists of finished goods of $1,910,807 and $1,142,458 as of February 28, 2017 and August 31, 2016, respectively.

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016
Net income (loss)	$ 3,619	$ 8,618	$ (157,216)	$ 24,692
Weighted average common shares outstanding for
basic EPS	49,104,742	46,438,907	49,245,364	46,351,843
Net effect of dilutive options	1,435,861	973,599	-	973,599
Weighted average common shares outstanding for
diluted EPS	50,540,603	47,412,506	49,245,364	47,325,442
Basic earnings (loss) per share	$ 0.00	$ 0.00	$ (0.00)	$ 0.00
Diluted earnings (loss) per share	$ 0.00	$ 0.00	$ (0.00)	$ 0.00

Comprehensive Income (loss)

Comprehensive income (loss) is the change in the Company’s equity (net assets) during each period from transactions and other events and circumstances from non-owner sources. During the quarters ended February 28, 2017 and 2016, the Company had no elements of comprehensive income or loss.

Revenue Recognition

It is the Company’s policy that revenues from product sales is recognized in accordance with ASC 605 "Revenue Recognition".  Four basic criteria must be met before revenue can be recognized; (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding fixed nature in selling prices of the products delivered and the collectability of those amounts.  The Company has not implemented any specific rebate programs. Provisions for discounts to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  During the quarters ended February 28, 2017 and 2016, we had provisions for sales discounts of $19,457 and $19,034, respectively. The Company has not established a formal customer incentive program, but considers and accomodates discounts to certain customers on a case by case basis, including by way of example, for volume shipping or for certain new customers with orders over a specific discretionary dollar threshold.

As of February 28, 2017 and August 31, 2016, the Company had a refund allowance of $0. Consistent with ASC 605-15-25-1, the Company considers factors such as historical return of products, estimated remaining shelf life, price changes from competitors, and introductions of competing products in establishing a refund allowance. The Company recognizes revenues as risk and title to products transfers to the customer (which generally occurs at the time shipment is made), the sales price is fixed or determinable, and collectability is reasonably assured.   The Company defers any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

The Company applies the provisions of ASC 740, "Accounting for Uncertainty in Income Taxes". The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the six months ended February 28, 2017 and the fiscal year ended August 31, 2016, nor were any interest or penalties accrued as of February 28, 2017 and August 31, 2016.

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

The Company had no financial assets or liabilities that are measured at fair value on a recurring basis as of February 28, 2017 and August 31, 2016.

Segment Information

The Company is organized as a single operating segment, whereby its chief operating decision maker assesses the performance of and allocates resources to the business as a whole.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements.

In August, 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The Company has not yet completed the analysis of how adopting this guidance will affect its consolidated financial statements.

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

NOTE 2 – CONCENTRATIONS OF RISK

Supplier Concentrations

The Company purchases inventory from various suppliers and manufacturers. For the six months ended February 28, 2017 and 2016, three vendors accounted for approximately 39% and 50%, respectively, of total inventory purchases.

Customer Concentrations

During the six months ended February 28, 2017 and 2016, one customer represented 9% and 11% of the Company's revenues, respectively.

NOTE 3 – RELATED-PARTY TRANSACTIONS

The Company leases its California and Colorado facilities from related parties. During the six months ended February 28, 2017 and 2016, the Company made rent payments of $101,400 and $84,600, respectively, to these related parties.

NOTE 4 – PROPERTY AND EQUIPMENT

The major classes of fixed assets consist of the following as of February 28, 2017 and August 31, 2016:

	February 28,	August 31,
	2017	2016
Machinery and equipment	$ 737,825	$ 147,577
Vehicles	165,806	116,592
Office Equipment	90,112	71,507
Leasehold improvements	65,953	63,323
	1,059,696	398,999
Accumulated Depreciation	(198,273)	(125,402)
	$ 861,423	$ 273,597

Depreciation expense was $73,096 and $40,832, for the three months ended February 28, 2017 and 2016, respectively.

NOTE 5 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	February 28,	August 31,
	2017	2016
Customer deposits	$ 287,628	$ 260,409
Accrued compensation	104,785	178,769
Credit card liabilities	89,512	67,813
Deferred rent	28,021	18,810
Sales tax payable	23,884	23,300
	$ 533,830	$ 549,101

NOTE 6 – STOCKHOLDERS' EQUITY

Preferred Stock

The authorized preferred stock is 10,000,000 shares with a par value of $0.001. As of February 28, 2017 and August 31, 2016, the Company has no shares of preferred stock issued or outstanding.

Common Stock

The authorized common stock is 265,000,000 shares with a par value of $0.001. As of February 28, 2017 and August 31, 2016, 50,143,775 and 48,300,162 shares were issued and outstanding, respectively.

During the six months ended February 28, 2017, the Company sold 1,726,266 shares of its common stock to investors in exchange for cash of $2,939,923.

Share-based Compensation

The Company recorded compensation expense of $262,808 and $12,908 for the six month periods ended February 28, 2017 and 2016, respectively, in connection with the issuance of shares of common stock and options to purchase common stock.

During the six month period ended February 28, 2017, the Company issued 81,790 shares of common stock to consultants in exchange for $93,623 of services rendered and $122,547 of prepaid services, for a total of $216,170. The $122,547 of prepaid services is included in prepaid expenses and other current assets on the condensed consolidated balance sheet as of February 28, 2017.

Stock Options

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of our stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the six months ended February 28, 2017 and 2016:

	February 28,	February 29,
	2017	2016
Expected term (years)	1-4	N/A
Expected volatility	60%	N/A
Weighted-average volatility	60%	N/A
Risk-free interest rate	0.85%-1.57%	N/A
Dividend yield	0%	N/A
Expected forfeiture rate	33%	N/A

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

During the six months ended February 28, 2017 and 2016, the Company issued 865,000 and 0 stock options, respectively, pursuant to the Company’s 2016 Stock Incentive Plan, which was adopted on February 9, 2016. A summary of the Company’s stock option activity during the six month period ended February 28, 2017 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance Outstanding, August 31, 2016	2,039,000	$ 0.57	5.67 years	$ 2,283,680
Granted	865,000	$ 2.08	9.74 years	-
Exercised	(42,500)	$ 1.09	-	-
Forfeited	(140,000)	$ 1.01	-	-
Balance Outstanding, February 28, 2017	2,721,500	$ 1.02	6.72 years	$ -
Exercisable, February 28, 2017	1,300,625	$ 0.33	3.65 years	$ -

The weighted-average grant-date fair value of options granted during the six months ended February 28, 2017 and 2016, was $0.81 and $0, respectively. The weighted-average grant-date fair value of options forfeited during the six months ended February 28, 2017 was $0.46. The weighted-average grant-date fair value of options forfeited during the six months ended February 28, 2017 was $0.42.

During the six months ended February 28, 2017, the Company issued 25,000 shares of common stock in exchange for $29,000, pursuant to a stock option exercise. In addition, the Company issued 10,557 shares of common stock pursuant to a cashless exercise of 17,500 stock options.

A summary of the status of the Company’s non-vested options as of August 31, 2016, and changes during the six month period ended February 28, 2017, is presented below:

		Weighted
		Average
	No. of	Grant-Date
	Options	Fair Value
Nonvested at August 31, 2016	909,000	$ 221,227
Granted	865,000	468,845
Vested	(213,125)	(169,185)
Forfeited	(140,000)	(70,469)
Nonvested at February 28, 2017	1,420,875	$ 450,418

As of February 28, 2017, there was $450,418 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested during the six month period February 28, 2017 was $169,185.  This amount is included in stock compensation expense on the consolidated statements of operations.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Lease

The Company’s corporate head-quarters and primary distribution center is located in Santa Ana, California. Effective July 1, 2017, the Company’s Santa Ana lease will be terminated and the Company will move its corporate headquarters from Santa Ana, California to Garden Grove, California. The new California facility lease expires on August 1, 2022 and requires escalating monthly payments that range between $24,480 and $28,379. On April 1, 2016, the Company entered into a new sublease agreement for a facility located in Woodinville, Washington. The lease commenced on July 15, 2016 and expires on January 31, 2020, and requires escalating monthly payments that range between $14,985 and $16,022. Effective April 10, 2015, the Company assumed the facility lease in Denver, Colorado, which is the headquarters of operations for its wholly-owned subsidiary, Dank. On September 1, 2016, the Colorado facility lease was amended to include additional office space. The lease runs through March 31, 2020 and requires escalating monthly payments, ranging between $4,800 and $7,300. During the six months ended February 28, 2017 and 2016, the Company recognized $189,338 and $101,203, respectively, of rental expense, related to its office, retail and warehouse space.

Minimum future commitments under non-cancelable operating leases and other obligations were as follows at February 28, 2017:

2017	$ 452,180
2018	572,706
2019	570,285
2020	324,405
Thereafter	521,132
$ 2,440,708

Other Commitments

In the ordinary course of business, the Company may enter into contractual purchase obligations and other agreements that are legally binding and specify certain minimum payment terms. The Company had no such agreements as of February 28, 2017.

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims as of February 28, 2017.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent issuance of Common Stock

Subsequent to February 28, 2017 and through the date of this filing, the Company sold 39,985 shares of its common stock to investors in exchange for cash consideration of $69,974.

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

The following discussion and analysis was prepared to supplement information contained in the accompanying consolidated financial statements and is intended to provide certain details regarding the Company’s financial condition as of February 28, 2017, and the results of operations for the three and six months ended February 28, 2017.  It should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this report as well as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal years ended August 31, 2016 and August 31, 2015.

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

Results of Operations – Comparison for the three month periods ended February 28, 2017 and 2016

Total revenues increased from $1,798,539 during the three month period ended February 29, 2016 to $2,970,332 during the three month period ended February 28, 2017, which represents an increase of $1,171,793 or 65%. The increase is primarily attributed to overall growth in the number of customers, average order size, and order volume in all markets. Sales growth was not significantly impacted by inflation or changes in pricing. Cost of goods sold increased from $1,200,690 during the three month period ended February 29, 2016 to $1,913,270 during the three month period ended February 28, 2017, an increase of $712,580 or 59%. The primary components of cost of goods sold include direct purchases, direct labor and freight. Gross profits for the three month period ended February 28, 2017 amounted to $1,057,062 for a 35.6% gross margin. Gross profits for the three month period ended February 29, 2016 amounted to $597,849 for a 33.2% gross margin. Gross Profits increased by $459,213 or 77% during the three month period ended February 28, 2017 compared to the three month period ended February 29, 2016.

Operating expenses for the three month period ended February 28, 2017 amounted to $1,052,608 compared to $579,309 for the three month period ended February 29, 2016, an increase of $473,299 or 82%. The increase in operating expenses stems from increases in stock compensation, payroll, insurance, professional fees, and rent. Stock compensation expense increased from $12,908 during the three month period ended February 29, 2016 to $147,564 during the three month period ended February 28, 2017 due to the amortization of stock options and stock payments issued in exchange for services. Payroll and payroll related costs increased by $170,212 or 54% during the three month period ended February 28, 2017 due to an increase in salary levels and a head-count increase of 16. Insurance costs increased by $50,011 due to the Company expanding its insurance coverage across all facets of the business. Professional fees increased $41,514 during the three month period ended February 28, 2017 as a result of continued utilization of attorneys and auditors. Rent expense increased by $42,233 or 80%, which can be primarily attributed to the Company moving into a larger facility in Woodinville, Washington in July 2016.

The net result for the three month period ended February 28, 2017 was a profit of $3,619 or $0.00 income per share compared to a profit of $8,618 or $0.00 income per share for the three month period ended February 29, 2016.

Results of Operations – Comparison for the six month periods ended February 28, 2017 and 2016

Total revenues increased from $3,519,029 during the six month period ended February 29, 2016 to $5,442,593 during the six month period ended February 28, 2017, which represents an increase of $1,923,564 or 55%. The increase is primarily attributed to overall growth in the number of customers, average order size, and order volume in all markets. Sales growth was not significantly impacted by inflation or changes in pricing. Cost of goods sold increased from $2,351,189 during the six month period ended February 29, 2016 to $3,549,789 during the six month period ended February 28, 2017, an increase of $1,198,600 or 51%. The primary components of cost of goods sold include direct purchases, direct labor and freight. Gross profits for the six month period ended February 28, 2017 amounted to $1,892,804 for a 34.8% gross margin. Gross profits for the six month period ended February 29, 2016 amounted to $1,167,840 for a 33.2% gross margin. Gross Profits increased by $724,964 or 62% during the six month period ended February 28, 2017 compared to the six month period ended February 29, 2016.

Operating expenses for the six month period ended February 28, 2017 amounted to $2,024,207 compared to $1,130,833 for the six month period ended February 29, 2016, an increase of $893,374 or 79%. The increase in operating expenses stems from increases in stock compensation, payroll, insurance, professional fees, and rent. Stock compensation expense increased from $12,908 during the six month period ended February 29, 2016 to $262,808 during the six month period ended February 28, 2017 due to the amortization of stock options and stock payments issued in exchange for services. Payroll and payroll related costs increased by $316,726 or 50% during the six month period ended February 28, 2017 due to an increase in salary levels and a head-count increase of 16. Insurance costs increased $83,750 due to the Company expanding its insurance coverage across all facets of the business. Professional fees increased $69,887 during the six month period ended February 28, 2017 as a result of continued utilization of attorneys and auditors. Rent expense increased by $88,135 or 87%, which can be primarily attributed to the Company moving into a larger facility in Woodinville, Washington in July 2016.

The net result for the six month period ended February 28, 2017 was a loss of $157,216 or $(0.00) loss per share compared to a profit of $24,692 or $0.00 income per share for the six month period ended February 29, 2016.

Liquidity and Capital Resources

At February 28, 2017, we had cash of $2,833,159 and a working capital surplus of $4,614,563.

Cash Flows from Operating Activities

For the six month period ended February 28, 2017, net cash used in operating activities was $516,650 compared to $551,587 in net cash used in operating activities for the six month period ended February 29, 2016. The change is primarily attributed to an increase in accounts payable during the six month period ended February 28, 2017.

Cash Flows from Investing Activities

Net cash used in investing activities increased from $70,407 to $660,922 for the six month period ended February 28, 2017, which can be primarily attributed to the Company’s investment in production molds.

Cash Flows from Financing Activities

Net cash provided by financing activities increased from $828,665 to $2,983,723 for the six month period ended February 29, 2016 and February 28, 2017, respectively. The increase is primarily attributed to the sale of shares of the Company's common stock in private placement offerings in exchange for cash of $2,939,923 during the six month period ended February 28, 2017 compared to $736,010 in offerings during the six month period ended February 29, 2016.

The Company manages its liquidity and financial position in the context of its overall business strategy. The Company continually forecasts and manages its cash, working capital balances, and capital structure to meet the short-term and long-term obligations of its business while seeking to maintain liquidity and financial flexibility.

As of August 31, 2015, the Company has historically funded its operations primarily through the issuance of equity. For the fiscal year ended August 31, 2016, the Company had net income of $71,739, and an accumulated deficit of $676,708 as of August 31, 2016. The Company’s net accounts receivables have averaged below 10 days of average sales for the past two fiscal years including during the six month period ended February 28, 2017. The Company expects days sales outstanding to remain in the below 10-day range.

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

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting.  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.  Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013).  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of February 28, 2017.  The ineffectiveness of the Company's internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

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

Management believes that despite our material weaknesses set forth above, our financial statements for the three month period ended February 28, 2017 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

During the six months ended February 28, 2017, we implemented a new accounting software system which allows for greater security and restricted access to computer systems.  This change had a material effect on our internal control over financial reporting as it establishes another level of formal controls.

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings.

To the best of the Company’s knowledge and belief, no legal proceedings are currently pending or threatened.

Item 1A.

Risk Factors.

We are not required to provide this information as we are a Smaller Reporting Company.

Item 2.

Unregistered Sales of Equity Securities.

The authorized common stock is 265,000,000 shares with a par value of $0.001. As of February 28, 2017 and August 31, 2016, 50,143,775 and 48,300,162 shares were issued and outstanding, respectively.

During the six months ended February 28, 2017, the Company sold 1,726,266 shares of its common stock to investors in exchange for cash of $2,939,923.

Subsequent to February 28, 2017 and through the date of this filing, the Company sold 39,985 shares of its common stock to investors in exchange for cash consideration of $69,974.

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

KUSH BOTTLES, INC.

Date:  April 12, 2017

By:

/s/ Nicholas Kovacevich

Chief Executive Officer and Secretary

Date:  April 12, 2017

By:

/s/ Chris Martin

Chief Financial Officer