Form 10-Q/A
period 2017-02-28
Kush Bottles, Inc.
filed 2017-04-12
CIK 1604627

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q /A

Amendment No. 1

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 50,190,536 shares outstanding as of April 12, 2017.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Kush Bottles, Inc. Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2017, filed with the Securities and Exchange Commission on April 12, 2017 (the “Form 10-Q”), is to furnish information on the cover page of the Form 10-Q related to the number of shares outstanding as of April 12, 2017.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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