Form 10-Q
period 2017-05-31
Kush Bottles, Inc.
filed 2017-07-13
CIK 1604627

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 58,534,802 shares outstanding as of July 13, 2017.

KUSH BOTTLES, INC.

Condensed Consolidated Balance Sheets
(Unaudited)
	May 31,	August 31,
	2017	2016
ASSETS

CURRENT ASSETS

Cash	$ 726,692	$ 1,027,003
Accounts receivable, net of allowance	1,561,117	199,844
Prepaid expenses and other current assets	1,186,885	596,456
Inventory	3,130,246	1,142,458

Total Current Assets	6,604,940	2,965,761

Goodwill	35,034,710	2,376,589
Intangible assets, net	1,086,863	-
Deposits	46,860	12,220
Property and equipment, net	928,483	273,597
TOTAL ASSETS	$ 43,701,856	$ 5,628,167

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$ 1,108,769	$ 369,636
Accrued expenses and other current liabilities	644,437	549,101
Notes payable - current portion	682,406	20,247

Total Current Liabilities	2,435,612	938,984

LONG-TERM DEBT

Notes payable	1,825,910	39,307

TOTAL LIABILITIES	4,261,522	978,291

COMMITMENTS and CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 265,000,000 shares authorized,
58,280,739 and 48,300,162 shares issued and outstanding, respectively	58,281	48,300
Additional paid-in capital	40,210,306	5,278,284
Accumulated deficit	(828,253)	(676,708)

Total Stockholders' Equity	39,440,334	4,649,876

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 43,701,856	$ 5,628,167

See accompanying notes to the unaudited condensed consolidated financial statements

KUSH BOTTLES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2017	2016	2017	2016
REVENUE	$ 4,719,477	$ 2,322,638	$ 10,161,813	$ 5,841,168
COST OF GOODS SOLD	3,156,290	1,588,302	6,706,272	3,941,189

GROSS PROFIT	1,563,187	734,336	3,455,541	1,899,979

OPERATING EXPENSES

Depreciation and amortization	28,816	6,542	48,294	18,489
Stock compensation expense	259,417	42,723	522,226	60,100
Selling, general and administrative	1,266,215	656,642	3,008,134	1,763,948
Total Operating Expenses	1,554,448	705,907	3,578,654	1,842,537

INCOME (LOSS) FROM OPERATIONS	8,739	28,429	(123,113)	57,442

OTHER INCOME (EXPENSES)

Other expense	-	-	(23,944)	-
Interest expense	(2,620)	(5,145)	(4,488)	(17,461)

Total Other Income (Expenses)	(2,620)	(5,145)	(28,432)	(17,461)

INCOME (LOSS) BEFORE INCOME TAXES	6,119	23,284	(151,545)	39,981

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$ 6,119	$ 23,284	$ (151,545)	$ 39,981

BASIC INCOME (LOSS) PER SHARE	$ 0.00	$ 0.00	$ (0.00)	$ 0.00

DILUTED INCOME (LOSS) PER SHARE	$ 0.00	$ 0.00	$ (0.00)	$ 0.00

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC	51,805,930	46,525,540	50,458,416	46,667,750

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - DILUTED	53,334,232	47,578,327	50,458,416	47,720,537

See accompanying notes to the unaudited condensed consolidated financial statements

KUSH BOTTLES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended
	May 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (151,545)	$ 39,981
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	142,814	58,278
Stock compensation expense	522,226	60,100
Changes in operating assets and liabilities
Accounts receivable	(625,760)	(65,963)
Prepaids	(213,436)	(334,935)
Inventory	(1,305,102)	(401,289)
Deposits	(28,379)	(12,220)
Accounts payable	634,741	(110,111)
Accrued expenses and other current liabilities	94,603	75,622
Net cash used in operating activities	(929,838)	(690,537)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of web domain	(150,000)	-
Acquisition of CMP Wellness, LLC	(1,500,000)	-
Purchase of property and equipment	(777,542)	(78,969)
Net cash used in investing activities	(2,427,542)	(78,969)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of related party loan	-	(75,000)
Drawdown on line of credit	-	155,000
Proceeds from notes payable	24,785	-
Repayment of notes payable	(21,614)	(17,541)
Proceeds from stock option exercises	44,001	-
Proceeds from sale of stock	3,009,897	860,035
Net cash provided by financing activities	3,057,069	922,494
NET INCREASE (DECREASE) IN CASH	(300,311)	152,988
CASH AT BEGINNING OF PERIOD	1,027,003	201,259
CASH AT END OF PERIOD	$ 726,692	$ 354,247
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$ 3,855	$ 17,461
Income taxes	$ -	$ -
NON-CASH INVESTING AND FINANCING ACTIVITIES
Services prepaid for in common stock	$ 169,955	$ -
Fair value of shares issued related to acquisition of business	$ 19,500,000	$ -
Fair value of shares issued related to acquisition of web domain	$ 466,000	$ -
Fair value of contingent equity consideration	$ 11,229,760	$ -

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

Acquisition of CMP Wellness, LLC

On May 1, 2017, the Company entered into an agreeement of merger agreement with Lancer West Enterprises, Inc, a California corporation, Walnut Ventures, a California corporation, Jason Manasse, an individual, and Theodore Nicols, an individual, pursuant to which each of Lancer West Enterprises, Inc and Walnut Ventures were merged with and into Merger Sub, with Merger Sub as the surviving corporation, resulting in the Company’s indirect acquisition of CMP Wellness, LLC, a California limited liability company, which prior to the merger, was owned 100% by Lancer West Enterprises, Inc and Walnut Ventures. CMP Wellness, LLC is a distributor of vaporizers, cartridges and accessories.

The acquisition was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The purchase price payable to Jason Manasse and Theodore Nicols at the closing of the merger in exchange for consummating the merger was comprised of an aggregate of $1,500,000 in cash, unsecured promissory notes in the aggregate principal amount of approximately $770,820, having a one-year maturity, and an aggregate of 7,800,000 restricted shares of the Company’s common stock. The purchase price is subject to customary post-closing adjustments with respect to confirmation of the levels of working capital and cash held by CMP Wellness, LLC as of the closing.  During the one year period following the closing, Jason Manasse and Theodore Nicols may become entitled to receive up to an additional approximately $1,905,000 in cash, in the aggregate, and approximately 4,740,960 shares of common stock of the Company, in the aggregate, based on the future performance of CMP Wellness, LLC (See Note 2).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes include the activity of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. All intercompany balances and transactions have been eliminated. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Our operating results for the three and nine month periods ended May 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ended August 31, 2017, or for any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended August 31, 2016. The condensed consolidated balance sheet as of August 31, 2016 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016 that have had a material impact on our condensed consolidated financial statements and related notes.

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

Segments

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, who is the chief executive officer, in deciding how to allocate resources and assessing performance. Over the past few years, the Company has completed a number of acquisitions. These acquisitions have allowed the Company to expand its offerings, presence and reach in various market segments. While the Company has offerings in multiple geographic locations for its products for the cannabis industry, including as a result of the Company's acquisitions, the Company’s business operates in one operating segment because the majority of the Company's offerings operate similarly, and the Company’s chief operating decision maker evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the condensed consolidated financial statements.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and investments having an orginal maturity of 90 days or less that are readily convertible into cash. As of May 31, 2017 and August 31, 2016, the Company had $726,692 and $1,027,003, respectively.

Accounts Receivable

Trade accounts receivable are carried at their estimated collectible amounts.  Trade credit is generally extended on a short-term basis, thus trade receivables do not bear interest.  Trade accounts receivables are periodically evaluated for collectability based on past credit history and their current financial condition. The Company’s allowance for doubtful accounts was $2,000 as of May 31, 2017 and August 31, 2016, respectively.

Inventory

Inventories are stated at the lower of cost or net realizable value using the first-in first out (FIFO) method. The Company’s inventory consists of finished goods of $3,130,246 and $1,142,458 as of May 31, 2017 and August 31, 2016, respectively.

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

Concentration of Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Collateral is not required for accounts receivable. The Company maintains an allowance for its doubtful accounts receivable. This allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with delinquent accounts. Receivables are written-off and charged against its recorded allowance when the Company has exhausted collection efforts without success.

Intangible Assets acquired through Business Combinations

Intangible assets that have a definite life are amortized over their estimated useful lives and intangible assets with an indefinite life are assessed for impairment at least annually. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization.

Impairment Assessment

The Company evaluates intangible assets and long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions, or other events that indicate an asset's carrying amount may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value. The Company evaluates and tests the recoverability of its goodwill for impairment at least annually during its fourth quarter of each fiscal year or more often if and when circumstances indicate that goodwill may not be recoverable. There was no impairment of intangible assets, long-lived assets or goodwill during the three and nine months ended May 31, 2017 and 2016.

Business Combinations

The Company uses its best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. The Company continues to collect information and reevaluates these estimates and assumptions quarterly and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s condensed consolidated statements of operations.

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2017	2016	2017	2016
Net income (loss)	$ 6,119	$ 23,284	$ (151,545)	$ 39,981
Weighted average common shares outstanding for
basic EPS	51,805,930	46,525,540	50,458,416	46,667,750
Net effect of dilutive options	1,528,302	1,052,787	-	1,052,787
Weighted average common shares outstanding for
diluted EPS	53,334,232	47,578,327	50,458,416	47,720,537
Basic earnings (loss) per share	$ 0.00	$ 0.00	$ (0.00)	$ 0.00
Diluted earnings (loss) per share	$ 0.00	$ 0.00	$ (0.00)	$ 0.00

Comprehensive Income (loss)

Comprehensive income (loss) is the change in the Company’s equity (net assets) during each period from transactions and other events and circumstances from non-owner sources. During the quarters ended May 31, 2017 and 2016, the Company had no elements of comprehensive income or loss.

Revenue Recognition

It is the Company’s policy that revenues from product sales is recognized in accordance with ASC 605 "Revenue Recognition".  Four basic criteria must be met before revenue can be recognized; (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding fixed nature in selling prices of the products delivered and the collectability of those amounts.  The Company has not implemented any specific rebate programs. Provisions for discounts to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  During the three month period ended May 31, 2017 and 2016, we had provisions for sales discounts of $40,806 and $25,203, respectively. The Company has not established a formal customer incentive program, but considers and accomodates discounts to certain customers on a case by case basis, including by way of example, for volume shipping or for certain new customers with orders over a specific discretionary dollar threshold.

As of May 31, 2017 and August 31, 2016, the Company had a refund allowance of $0. Consistent with ASC 605-15-25-1, the Company considers factors such as historical return of products, estimated remaining shelf life, price changes from competitors, and introductions of competing products in establishing a refund allowance. The Company recognizes revenues as risk and title to products transfers to the customer (which generally occurs at the time shipment is made), the sales price is fixed or determinable, and collectability is reasonably assured.   The Company defers any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

Advertising

The Company conducts advertising for the promotion of its products and services. In accordance with ASC Topic 720-35-25, advertising costs are charged to operations when incurred.

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

The Company applies the provisions of ASC 740, "Accounting for Uncertainty in Income Taxes". The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the three and nine months ended May 31, 2017 and the fiscal year ended August 31, 2016, nor were any interest or penalties accrued as of May 31, 2017 and August 31, 2016.

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

The Company has a contingent consideration liability of $1,785,375, which consists of contingent cash consideration of $1,735,375 resulting from the acquisition of CMP (Note 2), and $50,000 resulting from the acquisition of a web domain (Note 6). The contingent consideration liability is calculated based on the weighted average probability of meeting certain milestones. This liability is remeasured at each reporting period. The Company had no financial assets or liabilities that are measured at fair value on a recurring basis as of August 31, 2016.

The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

		Fair Value Measurement at Reporting Date Using
Description	May 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Notes payable:
Contingent consideration liability	$1,785,375	$ -	1,785,375	$ -

The Company classifies its contingent consideration liability within Level 2 as the valuation inputs are based on quoted market prices and market observable data. During the three months ended May 31, 2017, the Company did not recognize any change in the fair value of its contingent consideration liability of $1,785,375 from its inception date of May 1, 2017 and May 3, 2017.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. This guidance will be effective for the Company in the first fiscal quarter of 2018 on a prospective basis, and early adoption is permitted. The Company does not expect the standard to have a material impact on our consolidated financial statements.

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

In May 2016, accounting guidance was issued to clarify the not yet effective revenue recognition guidance issued in May 2014. This additional guidance does not change the core principle of the revenue recognition guidance issued in May 2014, rather, it provides clarification of accounting for collections of sales taxes as well as recognition of revenue (i) associated with contract modifications, (ii) for noncash consideration, and (iii) based on the collectability of the consideration from the customer. The guidance also specifies when a contract should be considered “completed” for purposes of applying the transition guidance. The effective date and transition requirements for this guidance are the same as the effective date and transition requirements for the guidance previously issued in 2014, which is effective for interim and annual periods beginning on or after December 15, 2017. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company’s management currently anticipates adopting the standard using the modified retrospective method. While management is still in the process of completing the analysis on the impact this guidance will have on the Company’s consolidated financial statements, related disclosures, and its internal controls over financial reporting. The Company has not yet determined whether the impact that this new guidance will be material to its consolidated financial statements.

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

Other Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures

NOTE 2 – ACQUISITION OF CMP WELLNESS, LLC

On May 1, 2017 (“Merger Date”), the Company and KBCMP, Inc., a Delaware corporation and newly formed wholly-owned subsidiary of the Company (“Merger Sub”), entered into an Agreement of Merger (the “Merger Agreement”) with Lancer West Enterprises, Inc, a California corporation and Walnut Ventures, a California corporation, pursuant to which each of Lancer West Enterprises, Inc and Walnut Ventures were merged with and into Merger Sub, with Merger Sub as the surviving corporation, resulting in the Company’s indirect acquisition of CMP Wellness, LLC (“CMP”), a California limited liability company, which prior to the merger, was owned 100% by Lancer West Enterprises, Inc and Walnut Ventures. Membership interest in CMP was the sole and only asset of Lancer West Enterprises, Inc and Walnut Ventures. As a result, CMP became a wholly-owned subsidiary of the Company. CMP is a distributor of vaporizers, cartridges and accessories. The Company’s Directors believed the acquisition of CMP and the product offerings of CMP leveraged the Company’s existing product development program and provided the Company with the possibility of generating near term revenue and operating cash flow, as well as establishing a commercial platform whereby other cannabis industry-support products may be accessed in the future. Going forward, the existing product offering and other product licensing opportunities, will be the basis of the Company's long-term product portfolio.

The acquisition consideration consisted of a cash payment of $1,500,000, unsecured promissory notes in the aggregate principal amount of approximately $770,820, having a one-year maturity, and an aggregate of 7,800,000 restricted shares of the Company’s common stock (equal to 13% of the Company’s common stock outstanding as of May 31, 2017). During the one-year period following the closing, the two sellers of CMP may become entitled to receive up to an additional $1,905,000 in cash, in the aggregate, and 4,740,960 shares of common stock of the Company, in the aggregate, based on the gross profit generated by CMP for the period from May 1, 2017 to April 30, 2018. Per the terms of the Merger Agreement, post-closing adjustments to CMP’s working capital is directly offset to the unsecured promissory notes payable. Management has estimated that the preliminary post-closing working capital adjustments amounted to $110,604, which management estimates will result in a decrease of the unsecured promissory notes payable from $770,820 to $660,216. In accordance with ASC 805, management has evaluated the estimated fair value of the contingent consideration based a probability-weighted assessment of the occurrence of CMP reaching certain gross profit earnout targets. The Company recorded a contingent liability for the contingent cash consideration of $1,735,375 and recorded contingent equity consideration of $10,763,760. The fair value of the contingent equity consideration is recorded in additional paid in capital.

The acquisition is accounted for under the acquisition method of accounting in accordance with Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”). As such, CMP’s assets acquired and liabilities assumed are recorded at their acquisition-date fair values. The results of operations of CMP were consolidated beginning on the date of the merger.  Acquisition-related transaction costs are not included as a component of consideration transferred, but are accounted for as an expense in the period in which the costs are incurred. Any excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed is allocated to goodwill. Pursuant to ASC 805, the contingent consideration was recorded at its estimated fair value as of the acquisition date. The subsequent accounting for contingent consideration depends on whether the contingent consideration is classified as a liability or equity. The portion of contingent consideration classified as equity is not remeasured in subsequent accounting periods. However, contingent consideration classified as a liability is remeasured to its fair value at the end of each reporting period and the change in fair value is reflected in income or expense during that period. Any changes within the measurement period resulting from facts and circumstances that existed as of the acquisition date may result in retrospective adjustments to the provisional amounts recorded at the acquisition date.

The equity consideration received by CMP members was calculated based on the negotiated price per share of common stock of the Company of $2.50, which approximated the quoted market price on the acquisition date. The contingent equity consideration was also calculated based on the negotiated price per share of common stock of the Company of $2.50, which approximated the quoted market price. The total preliminary acquisition consideration used in preparing the unaudited condensed consolidated financial statements is as follows:

Acquisition Consideration:
Cash	$ 1,500,000
Fair value of common shares issued to CMP members	19,500,000
Promissory notes	660,216
Estimated fair value contingent cash consideration	1,735,375
Estimated fair value contingent equity consideration	10,763,760
Total estimated acquisition consideration	$ 34,159,351

As of May 31, 2017, the Company has not revised the initial probability-weighted assessment of the contingent consideration. In accordance with the provisions of FASB ASC 805, the following table presents the preliminary allocation of the total fair value of consideration transferred, as discussed above, to the acquired tangible and intangible assets and assumed liabilities of CMP Wellness based on their estimated fair values as of the closing date of the transaction, measurement period adjustments recorded since that date and the adjusted allocation of the total fair value:

	May 1, 2017	Measurement Period	May 31, 2017
	(As initially reported)	Adjustments (1)	(As adjusted)
Accounts receivable	$ 735,513	$ -	$ 735,513
Inventory	655,970	-	655,970
Prepaid expenses	206,874	-	206,874
Fixed assets	1,737	-	1,737
Deposits	6,261	-	6,261
Accounts payable and accrued liabilities	(105,124)	-	(105,124)
Total identifiable net assets	1,501,231	-	1,501,231
Goodwill	32,658,120	-	32,658,120
Total fair value of consideration	$ 34,159,351	$ -	$ 34,159,351

(1)

The measurement period adjustments may be recorded for a period of 12 months following the acquisition date and will primarily reflect changes in the fair value of the consideration transferred. The measurement period adjustments will be made to reflect facts and circumstances existing as of the merger date and did not result from intervening events subsequent to the merger date.

Pro Forma Impact of the CMP Wellness, LLC Acquisition

The following unaudited summary pro forma financial information for the three and nine months ended May 31, 2017 and 2016 has been presented for illustrative purposes only and does not purport to represent what the Company’s results of operations would have been if the acquisition had occurred as presented, or to project the Company’s results of operations for any future periods. The pro forma financial information was prepared assuming the acquisition occurred as of September 1, 2015. The pro forma adjustments are based on available information and certain assumptions that management believes are reasonable, including those pertaining to revenue, operating expenses, income taxes, and depreciation expense.

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2017	2016	2017	2016
Revenues	$ 7,117,612	$ 3,068,973	$ 17,035,227	$ 7,773,438
Income from operations	552,623	121,666	1,151,462	445,347
Net income	774,214	116,396	1,583,245	427,415

Net income per common share:
Basic	$ 0.01	$ 0.00	$ 0.03	$ 0.01
Diluted	$ 0.01	$ 0.00	$ 0.03	$ 0.01

NOTE 3 – CONCENTRATIONS OF RISK

Supplier Concentrations

The Company purchases inventory from various suppliers and manufacturers. For the nine months ended May 31, 2017 and 2016, two vendors accounted for approximately 22% and 32%, respectively, of total inventory purchases.

Customer Concentrations

During the nine months ended May 31, 2017 and 2016, there were no customers which represented over 10% of the Company’s revenues.

NOTE 4 – RELATED-PARTY TRANSACTIONS

The Company leases its California and Colorado facilities from related parties. During the nine months ended May 31, 2017 and 2016, the Company made rent payments of $152,100 and $127,800, respectively, to these related parties.

NOTE 5 – PROPERTY AND EQUIPMENT

The major classes of fixed assets consist of the following as of May 31, 2017 and August 31, 2016:

	May 31,	August 31,
	2017	2016
Machinery and equipment	$ 848,684	$ 147,577
Vehicles	144,845	116,592
Office Equipment	100,285	71,507
Leasehold improvements	71,545	63,323
	1,165,359	398,999
Accumulated Depreciation	(236,876)	(125,402)
	$ 928,483	$ 273,597

Depreciation expense was $124,393 and $58,278, for the nine months ended May 31, 2017 and 2016, respectively.

NOTE 6 – INTANGIBLE ASSETS

On May 3, 2017, the Company acquired a web domain and $26,716 of inventory from RUB Acquisition, LLC (“Seller”) in exchange for cash consideration of $150,000 and 200,000 restricted shares of the Company’s common stock. During the one-year period following the closing, the Seller may become entitled to receive up to an additional $100,000 in cash and 400,000 shares of common stock of the Company if certain contingent milestones are achieved.  The Company accounted for the contingent consideration based upon a probability-weighted assessment of the occurrence of triggering events outlined in the asset purchase agreement. The Company recorded a contingent liability for the contingent cash consideration of $50,000 and recorded contingent equity consideration of $466,000. The fair value of the contingent equity consideration is recorded in additional paid in capital. The fair value of the equity consideration issued at closing and the fair value of the contingent equity consideration was based on the closing price of the Company’s stock on May 3, 2017, which was $2.33.

The total preliminary asset acquisition consideration used in preparing the unaudited condensed consolidated financial statements is as follows:

Asset Acquisition Consideration:
Cash	$ 150,000
Fair value of common shares issued to seller	466,000
Estimated fair value contingent cash consideration	50,000
Estimated fair value contingent equity consideration	466,000
Total estimated acquisition consideration	$ 1,132,000

The following table summarizes the allocation of the fair values of the assets acquired:

Inventory	$ 26,716
Finite-lived intangible assets:
Domain name	1,105,284
Net assets acquired	1,132,000
Total fair value of consideration	$ 1,132,000

The Company determined that the web domain has an estimated useful life of five (5) years. Accordingly, amortization expense of $18,421 was recorded for the three-month period ended May 31, 2017 and is included in depreciation and amortization expense on the unaudited condensed consolidated statements of operations.

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	May 31,	August 31,
	2017	2016
Customer deposits	$ 302,450	$ 260,409
Accrued compensation	139,003	178,769
Credit card liabilities	141,875	67,813
Deferred rent	27,286	18,810
Sales tax payable	20,197	23,300
Other accrued expenses	13,626	-
	$ 644,437	$ 549,101

NOTE 8 – NOTES PAYABLE

As partial consideration for the acquisition of CMP, the Company issued the sellers unsecured promissory notes totaling $770,820. Management has estimated that the preliminary post-closing working capital adjustments amounted to $110,604, which management estimates will result in a decrease of the unsecured promissory notes payable from $770,820 to $660,216. The promissory notes mature on May 1, 2018 and bear interest at an annual rate of 1.15%. The notes and accrued and unpaid interest are payable in quarterly installments beginning August 1, 2017. The principal balance of $660,216 is recognized in the current portion of notes payable in the consolidated balance sheet as of May 31, 2017.

The estimated contingent cash consideration of $50,000 for the web domain acquisition, and the contingent cash consideration of $1,735,375 for the CMP acquisition is included in long-term notes payable on the consolidated balance sheet as of May 31, 2017.

NOTE 9 – STOCKHOLDERS' EQUITY

Preferred Stock

The authorized preferred stock is 10,000,000 shares with a par value of $0.001. As of May 31, 2017 and August 31, 2016, the Company has no shares of preferred stock issued or outstanding.

Common Stock

The authorized common stock is 265,000,000 shares with a par value of $0.001. As of May 31, 2017 and August 31, 2016, 58,280,739 and 48,300,162 shares were issued and outstanding, respectively.

During the nine months ended May 31, 2017, the Company sold 1,766,250 shares of its common stock to investors in exchange for cash of $3,009,897.

Share-based Compensation

The Company recorded stock compensation expense of $522,226 and $60,100 for the nine month periods ended May 31, 2017 and 2016, respectively, in connection with the issuance of shares of common stock and options to purchase common stock.

During the nine month period ended May 31, 2017, the Company issued 163,770 shares of common stock to consultants in exchange for $211,531 of services rendered and $169,955 of prepaid services, for a total of $381,486. The $211,531 of services rendered is included in stock compensation expense on the condensed consolidated statements of operations for the nine month period ended May 31, 2017. The $169,955 of prepaid services is included in prepaid expenses and other current assets on the condensed consolidated balance sheet as of May 31, 2017.

Stock Options

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of our stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the nine months ended May 31, 2017 and 2016:

	May 31, 2017	May 31, 2016
Expected term (years)	1-4	4
Expected volatility	60%	60%
Weighted-average volatility	60%	60%
Risk-free interest rate	0.85%-1.57%	1.20%
Dividend yield	0%	0%
Expected forfeiture rate	33%	33%

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

During the nine months ended May 31, 2017 and 2016, the Company issued 2,940,000 and 520,000 stock options, respectively, pursuant to the Company’s 2016 Stock Incentive Plan, which was adopted on February 9, 2016. A summary of the Company’s stock option activity during the nine month period ended May 31, 2017 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance Outstanding, August 31, 2016	2,039,000	$ 0.57	5.41 years	$ 2,283,680
Granted	2,940,000	$ 2.36	9.75 years	-
Exercised	(57,500)	$ 1.07	-	-
Forfeited	(226,500)	$ 1.12	-	-
Balance Outstanding, May 31, 2017	4,695,000	$ 1.66	7.91 years	$ 2,544,265
Exercisable, May 31, 2017	1,493,576	$ 0.46	4.13 years	$ 2,593,725

The weighted-average grant-date fair value of options granted during the nine months ended May 31, 2017 and 2016, was $0.96 and $0.46, respectively. The weighted-average grant-date fair value of options forfeited during the nine months ended May 31, 2017 was $0.51.

During the nine months ended May 31, 2017, the Company issued 40,000 shares of common stock in exchange for $44,000, pursuant to stock option exercises. In addition, the Company issued 10,557 shares of common stock pursuant to cashless exercises of 17,500 stock options.

A summary of the status of the Company’s non-vested options as of August 31, 2016, and changes during the nine month period ended May 31, 2017, is presented below:

		Weighted
		Average
	No. of	Grant-Date
	Options	Fair Value
Nonvested at August 31, 2016	909,000	$ 221,227
Granted	2,940,000	1,887,590
Vested	(421,076)	(205,076)
Forfeited	(226,500)	(76,817)
Nonvested at May 31, 2017	3,201,424	$ 1,826,924

As of May 31, 2017, there was $1,826,924 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested during the nine month period May 31, 2017 is $310,859.  This amount is included in stock compensation expense on the consolidated statements of operations.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Lease

The Company’s corporate head-quarters and primary distribution center is located in Santa Ana, California. In August 2017, the Company’s Santa Ana lease will be terminated and the Company will move its corporate headquarters from Santa Ana, California to Garden Grove, California. The new California facility lease expires on August 1, 2022 and requires escalating monthly payments that range between $24,480 and $28,379. As part of the acquisition of CMP on May 1, 2017, the Company assumed the lease for CMP’s facility located in Lawndale, California. The lease expires in January 2019, and requires escalating monthly payments that range between $4,031 and $4,143. On April 1, 2016, the Company entered into a new sublease agreement for a facility located in Woodinville, Washington. The lease commenced on July 15, 2016 and expires on January 31, 2020, and requires escalating monthly payments that range between $14,985 and $16,022. Effective April 10, 2015, the Company assumed the facility lease in Denver, Colorado, which is the headquarters of operations for its wholly-owned subsidiary, Dank. On September 1, 2016, the Colorado facility lease was amended to include additional office space. The lease runs through March 31, 2020 and requires escalating monthly payments, ranging between $4,800 and $7,300. During the nine months ended May 31, 2017 and 2016, the Company recognized $288,789 and $153,625, respectively, of rental expense, related to its office, retail and warehouse space.

Minimum future commitments under non-cancelable operating leases and other obligations were as follows:

Year ended August 31,
2017	$ 108,418
2018	613,718
2019	601,102
2020	444,420
2021	322,604
Thereafter	332,278
$ 2,422,540

Other Commitments

In the ordinary course of business, the Company may enter into contractual purchase obligations and other agreements that are legally binding and specify certain minimum payment terms. The Company had no such agreements as of May 31, 2017.

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims as of May 31, 2017.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to May 31, 2017 and through the date of this filing, there were no material subsequent events.

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

The following discussion and analysis was prepared to supplement information contained in the accompanying consolidated financial statements and is intended to provide certain details regarding the Company’s financial condition as of May 31, 2017, and the results of operations for the three and nine months ended May 31, 2017.  It should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this report as well as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal years ended August 31, 2016.

Overview

Kush Bottles, Inc. ("Kush" or the "Company") provides customizable packaging products, materials and supplies for the cannabis industry. Representative examples of our products include pop-top bottles, vaporizer cartridges and accessories, exit/barrier bags, tubes, and other small-sized containers. We sell our solutions predominantly to businesses operating in jurisdictions that have some form of cannabis legalization. These businesses include medical and recreational dispensaries, large and small scale processors, and packaging re-distributors.

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

On May 1, 2017 (“Merger Date”), the Company and KBCMP, Inc., a Delaware corporation and newly formed wholly-owned subsidiary of the Company (“Merger Sub”), entered into an Agreement of Merger (the “Merger Agreement”) with Lancer West Enterprises, Inc, a California corporation and Walnut Ventures, a California corporation, pursuant to which each of Lancer West Enterprises, Inc and Walnut Ventures were merged with and into Merger Sub, with Merger Sub as the surviving corporation, resulting in the Company’s indirect acquisition of CMP Wellness, LLC (“CMP”), a California limited liability company, which prior to the merger, was owned 100% by Lancer West Enterprises, Inc and Walnut Ventures. Membership interest in CMP was the sole and only asset of Lancer West Enterprises, Inc and Walnut Ventures. As a result, CMP became a wholly-owned subsidiary of the Company. CMP is a distributor of vaporizers, cartridges and accessories. The Company’s Directors believed the acquisition of CMP and the product offerings of CMP leveraged the Company’s existing product development program and provided the Company with the possibility of generating near term revenue and operating cash flow, as well as establishing a commercial platform whereby other cannabis industry-support products may be accessed in the future. Going forward, the existing product offering and other product licensing opportunities, will be the basis of the Company's long-term product portfolio. The operational results discussed below include the activity of CMP from May 1, 2017 to May 31, 2017

Results of Operations – Comparison for the three month periods ended May 31, 2017 and 2016

Total revenues increased from $2,322,638 during the three month period ended May 31, 2016 to $4,719,477 during the three month period ended May 31, 2017, which represents an increase of $2,396,839 or 103%. Approximately $1,250,000 of the increase can be attributed to revenues generated by CMP from May 1, 2017 to May 31, 2017. The remaining increase is due to continued overall growth in the number of customers, average order size, and order volume in all markets. Sales growth was not significantly impacted by inflation or changes in pricing. Cost of goods sold increased from $1,588,302 during the three month period ended May 31, 2016 to $3,1556,290 during the three month period ended May 31, 2017, an increase of $1,567,988 or 99%. The primary components of cost of goods sold include direct purchases, direct labor and freight. Gross profits for the three month period ended May 31, 2017 amounted to $1,563,187 for a 33.1% gross margin. Gross profits for the three month period ended May 31, 2016 amounted to $734,336 for a 31.6% gross margin. Gross Profits increased by $828,851 or 113% during the three month period ended May 31, 2017 compared to the three month period ended May 31, 2016.

Operating expenses for the three month period ended May 31, 2017 amounted to $1,554,448 compared to $705,907 for the three month period ended May 31, 2016, an increase of $848,541 or 120%. The increase in operating expenses stems from increases in stock compensation, payroll, professional fees, and rent. Stock compensation expense increased from $42,723 during the three month period ended May 31, 2016 to $259,417 during the three month period ended May 31, 2017 due to the amortization of stock options and stock payments issued in exchange for services. Payroll and payroll related costs increased by $231,988 or 55% during the three month period ended May 31, 2017 due to an increase in salary levels and head-count. Professional fees increased $195,465 or 821% during the three month period ended May 31, 2017 as a result of legal and accounting fees associated with the acquisition of CMP. Rent expense increased by $47,209 or 90%, which can be primarily attributed to the Company moving into a larger facility in Woodinville, Washington in July 2016 as well as escalating rents on existing facilities.

Other expenses decreased by $2,525 or 49% during the three month period ended May 31, 2017 due to the Company incurring less interest expense on its vehicle loans.

The provision for income taxes was $0 for the three month period ended May 31, 2017 and 2016 primarily due to the effect of net operating loss carryforwards.

Net income decreased by $17,165, or 74%, resulting in $6,119 in net income in the three month period ended May 31, 2017 compared to net income of $23,284 in three month period ended May 31, 2016. The decrease stems from expenditure growth in selling, general and administrative expenses.

Results of Operations – Comparison for the nine month periods ended May 31, 2017 and 2016

Total revenues increased from $5,841,168 during the nine month period ended May 31, 2016 to $10,161,813 during the nine month period ended May 31, 2017, which represents an increase of $4,320,645 or 74%. Approximately $1,250,000 of the increase can be attributed to revenues generated by CMP from May 1, 2017 to May 31, 2017. The remaining increase is primarily attributed to overall growth in the number of customers, average order size, and order volume in all markets. Sales growth was not significantly impacted by inflation or changes in pricing. Cost of goods sold increased from $3,941,189 during the nine month period ended May 31, 2016 to $6,706,272 during the nine month period ended May 31, 2017, an increase of $2,765,083 or 70%. The primary components of cost of goods sold include direct purchases, direct labor and freight. Gross profits for the nine month period ended May 31, 2017 amounted to $3,455,541 for a 34.0% gross margin. Gross profits for the nine month period ended May 31, 2016 amounted to $1,899,979 for a 32.5% gross margin. Gross Profits increased by $1,555,562 or 82% during the nine month period ended May 31, 2017 compared to the nine month period ended May 31, 2016.

Operating expenses for the nine month period ended May 31, 2017 amounted to $3,578,654 compared to $1,842,537 for the nine month period ended May 31, 2016, an increase of $1,736,117 or 94%. The increase in operating expenses stems from increases in stock compensation, payroll, insurance, professional fees, and rent. Stock compensation expense increased from $60,100 during the nine month period ended May 31, 2016 to $522,226 during the nine month period ended May 31, 2017 due to the amortization of stock options and stock payments issued in exchange for services. Payroll and payroll related costs increased by $548,714 or 52% during the nine month period ended May 31, 2017 due to an increase in salary levels and head-count. Insurance costs increased $110,742 or 144% due to the Company expanding its insurance coverage across all facets of the business. Professional fees increased $265,353 or 226% during the nine month period ended May 31, 2017 as a result of legal and accounting fees associated with the acquisition of CMP. Rent expense increased by $135,164 or 88%, which can be primarily attributed to the Company moving into a larger facility in Woodinville, Washington in July 2016 as well as escalating rents on existing facilities.

Other expenses increased by $10,971 or 63% during the nine month period ended May 31, 2017 due to a non-recurring other charge of $23,944.

The provision for income taxes was $0 for the nine month period ended May 31, 2017 and 2016 primarily due to the effect of net operating loss carryforwards.

Net income decreased by $191,526, resulting in a net loss of $151,545 in the nine month period ended May 31, 2017 compared to net income of $39,981 in nine month period ended May 31, 2016. The decrease stems from expenditure growth in selling, general and administrative expenses.

Liquidity and Capital Resources

At May 31, 2017, we had cash of $726,692 and a working capital surplus of $4,169,328.

Cash Flows from Operating Activities

For the nine month period ended May 31, 2017, net cash used in operating activities was $929,838 compared to $690,537 in net cash used in operating activities for the nine month period ended May 31, 2016. The change is primarily attributed to an increase in inventory and accounts receivable during the nine month period ended May 31, 2017.

Cash Flows from Investing Activities

Net cash used in investing activities increased from $78,969 to $2,427,542 for the nine month period ended May 31, 2017, which can be primarily attributed to the acquisition of CMP for $1,500,000, the acquisition of a web domain for $150,000 and the Company’s continued investment in production molds.

Cash Flows from Financing Activities

Net cash provided by financing activities increased from $922,494 to $3,057,897 for the nine month period ended May 31, 2016 and May 31, 2017, respectively. The increase is primarily attributed to the sale of shares of the Company's common stock in private placement offerings in exchange for cash of $3,009,897 during the nine month period ended May 31, 2017 compared to $860,035 in offerings during the nine month period ended May 31, 2016.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of May 31, 2017.

Contractual Obligations

There were no other material changes in our commitments under contractual obligations, as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2016.

Related Parties

The information required by this item is incorporated by reference to the information set forth in Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 4 — Related Parties, included in this report

Contingencies

In the ordinary course of business, the Company may be subject to or involved in claims, lawsuits, government investigations, and proceedings. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred, and that the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Such legal proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company’s control. Should any of these estimates and assumptions change or prove to be incorrect, it could have a material impact on our results of operations, financial position, and cash flows.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions. We believe that the assumptions and estimates associated with revenue recognition for Payments and other fees, income taxes and share-based compensation have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016.

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

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting.  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.  Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013).  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of May 31, 2017.  The ineffectiveness of the Company's internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

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

Management believes that despite our material weaknesses set forth above, our financial statements for the three and nine month periods ended May 31, 2017 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

During the nine months ended May 31, 2017, we implemented a new accounting software system which allows for greater security and restricted access to computer systems.  This change had a material effect on our internal control over financial reporting as it establishes another level of formal controls.

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings.

To the best of the Company’s knowledge and belief, no legal proceedings are currently pending or threatened.

Item 1A.

Risk Factors.

We are not required to provide this information as we are a Smaller Reporting Company.

Item 2.

Unregistered Sales of Equity Securities.

The authorized common stock is 265,000,000 shares with a par value of $0.001. As of May 31, 2017 and August 31, 2016, 58,280,739 and 48,300,162 shares were issued and outstanding, respectively.

During the nine months ended May 31, 2017, the Company sold 1,766,250 shares of its common stock to investors in exchange for cash of $3,009,897.

During the nine months ended May 31, 2017, we granted 49,770 unregistered shares of Company common stock for services pursuant to contracts.

On May 1, 2017, as partial purchase consideration for the acquisition of CMP, we issued 7,800,000 unregistered shares of Company common stock to the sellers of CMP.

On May 3, 2017, as partial purchase consideration for the acquisition of a web domain, we issued 200,000 unregistered shares of Company common stock to the seller of the web domain.

Subsequent to May 31, 2017 and through the date of this filing, we granted 57,000 unregistered shares of Company common stock for services pursuant to contracts.

Item 3.

Default Upon Senior Securities.

None.

Item 4.

Mine Safety Disclosures.

Not applicable to our Company.

Item 5.

Other Information.

None.

Item 6.

Exhibits

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger and Reorganization, dated as of May 1, 2014, among the Registrant, KBCMP, Inc (Acquisition Sub), Inc., Lancer West Enterprises, Inc, and Walnut Ventures, Inc. and CMP Wellness, LLC.	8-K/A	000-55418	2.1	July 6, 2017

31.1	Certification of Nicholas Kovacevich, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chris Martin, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Nicholas Kovacevich, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chris Martin, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS*	XBRL Instance Document.					X

101.SCH*	XBRL Taxonomy Extension Schema Document.					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

KUSH BOTTLES, INC.

Date:  July 13, 2017

By:

/s/ Nicholas Kovacevich

Chief Executive Officer and Secretary

Date:  July 13, 2017

By:

/s/ Chris Martin

Chief Financial Officer