Form 10-K
period 2017-08-31
Kush Bottles, Inc.
filed 2017-11-28
CIK 1604627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED AUGUST 31, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___ TO ___

Commission File Number: 000-55418

KUSH BOTTLES, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-5268202
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1800 Newport Circle, Santa Ana, CA 92705 (Address of principal executive offices, including zip code)
(714) 243-4311 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [  ] NO [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [  ] NO [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [x] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [x]  NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[x]

		Emerging growth company	[x]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

[  ]    Yes     [x]    No

The aggregate market value of the voting and non-voting common equity held by non-affiliates on February 28, 2017 was approximately $53,333,776.

As of November 24, 2017, there were 59,997,369 shares of our common stock issued and outstanding.

KUSH BOTTLES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED AUGUST 31, 2017

FORWARD-LOOKING STATEMENTS

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “Kush”, “Kush Bottles”, “the Company”, “we,” “us,” and “our,” refer to Kush Bottles, Inc., a Nevada corporation, and its subsidiaries.

Forward-Looking Statements

This Annual Report on Form 10-K contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each as amended. The forward-looking statements are principally, but not exclusively, contained in “Item 1: Business” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in detail under the heading “Item 1A. Risk Factors” beginning on page 9 of this Annual Report on Form 10-K. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

PART I

Item 1.   Business

Company and Product Overview

Kush Bottles, Inc. markets and sells packaging products and solutions to customers operating in the regulated medical and recreational cannabis industries.  As an innovator in custom packaging design and implementation, we combine creativity with compliance to provide the right solutions for our customers.  The ability to source almost anything a customer needs makes us a one-stop-shop packaging solutions provider.  We also provide custom branding on packaging products, which allows our customers to turn their packaging into an effective marketing tool. Our core products sold are in accordance with Title 16 of the Code of Federal Regulations Part 1700 of the Poison Prevention Packaging Act.  The testing standards for certification meet the stringent requirements as set by the Consumer Product Safety Commission (“CPSC”).  In addition, the materials used for production are FDA-approved food grade and BPA-free.  By offering a product mix that is already tested compliant, we give peace of mind to customers and reduce liability on their end.

Our packaging business primarily consists of bottles, bags, tubes, and containers. We maintain relationships with a broad range of manufacturers, which enables us to source a plethora of packaging products in a cost-effective manner and pass such cost savings to our customers. That allows us to offer quick solutions to our customers and ensure that their products will be of superior grade and made with environmentally safe materials. In addition to a complete product line, we have sophisticated labeling and customization capabilities, which allow us to add significant value to our customers’ packaging design processes. Our products are utilized by local urban farmers, green house growers, and medical and recreational cannabis dispensaries.

Bottles. Our pop top bottles meet all of the standards for child resistant requirements as set by the CPSC.  The pop-top bottle is unique to the pharmaceutical packaging world because instead of a traditional push and turn bottle, the pop-top requires a squeeze motion that actually pops the attached top up and open. We carry the bottles in various sizes and colors.

Bags. We provide an array of packaging solutions in the form of a bag.  The selection of bags we provide includes child resistant exit bags, traditional paper exit bags, and a vast selection of food grade safe foil barrier bags.  All bags are available in stock designs and are fully customizable.

Tubes. We offer a complete line of tubes in two standard sizes, each available in a wide variety of colors. We believe that we are one of the largest suppliers of tubes to the cannabis industry in the United States. Our focus and investments are made to ensure that we are able to meet the increasing trend towards impermeable casing, substantially extending shelf life for pre-packaging. The tubes have a positive seal for enhanced freshness and are odor tight for secure storage and content privacy.  All tubes are made with food grade, BPA-free, polypropylene in compliance with FDA regulation. We maintain several unique designs in this market that combine tube and closure that we believe are viewed as very innovative both in appearance and functionality. We believe that our ability to provide creative package designs, combined with a complementary line of closures, makes us a preferred supplier for many customers in our target market.

Containers. We provide a diverse selection of smaller sized containers composed of either polystyrene, silicone-lined polystyrene or glass. Our silicone-lined polystyrene containers offer durability and convenience by combining the ease of a non-stick silicone lined with the rigidity and clarity of a polystyrene outer layer.

Vaporizers.  We offer a wide selection of vaporizer cartridges with core materials ranging from plastic to glass and heating technology from cotton wicks to ceramic and wickless materials.  We also offer a wide selection of batteries to match the cartridges.  Batteries range from button-less standard heating to push-button adjustable heating settings.  Most of vaporizer cartridge, battery, and disposable units can be customized for clients, including adjusting colors, materials, and adding logos and images per clients’ request.  We deliver the vaporizer products unassembled and deliver the hardware directly to client’s where the product is then filled and assembled at client’s place of business by their personnel.

Our Corporate History and Background

Kush Bottles, Inc. was incorporated in the state of Nevada on February 26, 2014.  The Company specializes in the wholesale distribution of packaging supplies and customized branding solutions for the cannabis industry. The Company’s wholly owned subsidiary Kim International Corporation (“KIM”), a California corporation, was originally incorporated as Hy Gro Economics Corporation ("Hy Gro") on December 2, 2010. On October 30, 2012, Hy Gro amended its articles of incorporation to reflect a name change to KIM International Corporation.

On April 10, 2015, the Company entered into an equity purchase agreement to acquire all of the issued and outstanding membership interests in Dank Bottles, LLC ("Dank"), a Colorado limited liability company. In exchange for the purchased interests, the Company paid cash consideration of $373,725 and issued 3,500,000 shares of common stock to the sellers of Dank.

On May 1, 2017 we and KBCMP, Inc., our newly formed wholly-owned subsidiary (“Merger Sub”), entered into an Agreement of Merger (the “Merger Agreement”) with Lancer West Enterprises, Inc., a California corporation and Walnut Ventures, a California corporation, pursuant to which each of Lancer West Enterprises, Inc. and Walnut Ventures were merged with and into Merger Sub, with Merger Sub as the surviving corporation, resulting in our indirect acquisition of CMP Wellness, LLC (“CMP”), a California limited liability company. Prior to the merger, CMP was owned 100% by Lancer West Enterprises, Inc. and Walnut Ventures. The membership interest in CMP was the sole asset of each of Lancer West Enterprises, Inc. and Walnut Ventures. As a result, CMP became an indirect wholly-owned subsidiary of us. CMP is a distributor of vaporizers, cartridges and accessories.  The agreement provides for a twelve-month performance based earn-out payment.

On May 3, 2017, the Company acquired a domain name, certain intellectual property and inventory from RUB Acquisition, LLC (“RUB”) in exchange for cash consideration of $150,000 and 200,000 shares of the Company’s common stock in an asset purchase agreement. The acquisition includes a twelve-month performance based earn-out payment.

Recapitalization

On March 4, 2014, the stockholders of KIM exchanged all 10,000 of their common shares of KIM for 32,400,000 common shares of Kush. The operations of KIM became the operations of Kush after the share exchange and accordingly, the transaction is accounted for as a recapitalization of KIM, whereby the historical financial statements of KIM are presented as the historical financial statements of the combined entity.

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

Marketing and Sales Channels

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

Branding. We believe that we have built one of the strongest and most recognizable brands in the cannabis industry. We recognized early on the importance of creating a strong, identifiable and lasting brand that would separate our Company from the competition, and resonate with customers. Our logo, our name, the style of our ads, and all collateral material reflect our “brand image.”

Advertising. We run ads periodically in certain trade publications and on specific websites that reach our target audience. We believe providing ongoing exposure of our brand and product offering enhances the value of our corporate brand.

Public Relations. We have an active public relations program, which has helped build the Kush brand and position our Company not only as a leader in the industry, but as the company with expertise in compliance issues and depth of understanding into state and local regulations governing the cannabis industry. This expertise is provided to our business-to-business customers, to help them stay compliant and operate within all applicable rules. We believe that we have enjoyed great success in our public relations campaigns, and have appeared in numerous newspaper articles and television reports.

Email Marketing. We maintain a list of our customers and prospects, and we email to them regularly. These campaigns may be seasonally based (i.e. Holiday Specials), or may be “news” based to act as a vehicle to communicate important information.  Staying in touch with our customers and our prospects is another key component in our marketing program.

Collateral. We have designed brochures, sales sheets, and catalogs that we use in our sales and marketing programs. These professionally designed and quality-printed pieces have been created using the Kush brand guidelines, and help promote our Company while serving as useful sales tools.

Sales. We have a team of sales professionals that drive our revenues. These dedicated individuals maintain contact with existing clients and secure on-going orders, as well as have frequent communications with prospective customers.  Our sales team is anchored by Territory Sales Managers (TSM’s) that are strategically placed in the field.  Each TSM is based in the region which they service.  We believe this “boots on the ground” approach allows Kush Bottles to develop deep relationships with the key players in each major market.  While the TSM’s are out building relationships in the field, they are supported by a Sales Support Specialist (SSS) in our nearest geographical distribution center.  The SSS is responsible for prospecting new leads, coordinating site visits for the TSM, processing routine orders, and managing custom projects for clients.  We believe this hands-on approach is vital in a new emerging market where value-add can be provided through educational and evangelical sales messaging.

Competition. We face competition from dozens of competitors of varying sizes and geographic reach, who produce and sell products similar to ours. Our sales could be reduced significantly if our competitors develop and market products that are more effective, more convenient, or are less expensive than our products.  We believe that we have differentiated ourselves from competitors due to several factors. We have built what we consider to be one of the strongest brands in the industry. We have a physical presence in key states such as California, Washington, Nevada and Colorado, which enable us to meet our customers’ demands at a speed that supersedes the competition. We have the highest quality and largest variety of products that meet the certification standards for child-resistance. We believe we offer the best customized branded packaging solutions in the market. Additionally, we have a knowledge base and expertise that is unmatched in our industry. As a result, we have become more than just a supplier to our customers – we have become a trusted partner, with insight and recommendations that help our customers’ businesses grow and thrive. In addition to many short-term competitive advantages, Kush Bottles is committed to building out a suite of products that are exclusive to the company using IP, Branding, Trademarks, or Joint Ventures.  Currently, the company has one granted patent and several in process, as well as numerous Trademarks.

Dependence on Major Customers

We have no customers that represented over 10% of revenues during fiscal year ended August 31, 2017.

Sources and Availability of Products

We purchase products and raw materials from different suppliers from time to time on a non-exclusive basis.  We purchase all products and raw materials from suppliers by purchase order.  Our purchase orders are executed on a “spot” basis and contain market pricing, shipment and delivery terms and conditions only.  We do not have any material agreement or arrangement with any supplier other than purchase orders.  For example, we have no material supply agreements or arrangements regarding supplier commitments to medium term or long term products or raw materials supply, to provide products or raw materials in quantities sufficient for our requirements or to maintain particular levels of supply capacity. We believe that we have maintained strong relationships with our suppliers. We expect that such relationships will continue into the foreseeable future, but we can provide no assurances that these relationships will continue. Based on our experience, we believe that adequate quantities of the raw materials which are used to manufacture our products (i.e. plastic resins) will be available at market prices, but we can provide no assurances as to such availability or the prices thereof.

Research and Development Activities

During the fiscal years ended August 31, 2017 and August 31, 2016, our research and development activities included the development of a new child-resistant tube and various other products.  Expenses incurred with research and development during the fiscal years ended August 31, 2017 and August 31, 2016 were not material. Our costs to develop products have been financed by internal cash flows and not been borne directly by our customers.

Royalty Agreements

On September 11, 2014, the Company entered into a royalty agreement with KB Mold Company (“KB Mold”), a related party. KB Mold owned the mold that produces the child-resistant tube that is the subject of the Company’s pending patent. Per the terms of the agreement, the Company was obligated to pay KB Mold a royalty of $0.015 for every tube delivered to Kush from this mold. Kush was obligated to purchase 325,000 tubes every three months, beginning on April 29, 2015, the day the first order was received, through December 31, 2019. After ordering and having paid royalties to KB Mold on a minimum of 2,250,000 products, Kush had the option to purchase the mold from KB Mold for the amount of all direct costs invested by Kush into the mold. On October 10, 2016, the Company purchased the mold for $132,487.  The Company is no longer required to pay any royalties to, or purchase any products from KB Mold.

Segments

We operate as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, who is the chief executive officer, in deciding how to allocate resources and assessing performance. Over the past few years, we have completed a number of acquisitions. These acquisitions have allowed us to expand our offerings, presence and reach in the cannabis industry. While we have offerings in multiple geographic locations for our products for the cannabis industry, including products offered as a result of our acquisitions, our business operates in one operating segment because the majority of our offerings operate similarly, and our chief operating decision maker evaluates our financial information and resources and assesses the performance of these resources on a consolidated basis. Since we operate in one operating segment, all required financial segment information can be found in the financial statements and accompanying notes.  During the fiscal years ended August 31, 2017 and August 31, 2016, all of our operations and long-lived assets were located in the United States, and substantially all of our revenues were attributable to customers located in the United States.

Employees

As of the date of this filing, we have 65 full-time employees. Our employees work at our four facilities located in Santa Ana, California, Lawndale, California, Denver, Colorado, and Woodinville, Washington, as well as one employee working remotely in Nevada. Our relations with employees remain satisfactory and there have been no significant work stoppages or other labor disputes.

Environmental Matters and Government Regulation

The Food and Drug Administration (“FDA”) regulates the material content of direct-contact food and drug packages, including certain packages we sell pursuant to the Federal Food, Drug and Cosmetics Act. Certain of our products are also regulated by the Consumer Product Safety Commission (“CPSC”) pursuant to various federal laws, including the Consumer Product Safety Act and the Poison Prevention Packaging Act. Both the FDA and the CPSC can require the manufacturer of defective products to repurchase or recall such products and may also impose fines or penalties on the manufacturer. Similar laws exist in some states, cities and other countries in which we sell our products. We use FDA approved resins and pigments in our products that directly contact food and drug products, and our products are in material compliance with all applicable requirements.

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

Twenty-nine states and the District of Columbia currently have laws legalizing marijuana in some form. We do not believe that federal or any state laws prohibit us from selling our packaging products to cannabis growers and dispensers. See, however, the risk factors in Item 1A - Risk Factors under the captions “U.S. Federal and foreign regulation and enforcement may adversely affect the implementation of marijuana laws and regulations may negatively impact our revenue and profit or we could be found to be violating the Controlled Substances Act or other U.S. federal, state or foreign laws,” “Litigation by states affected by marijuana legalization,” “Variations in state and local regulation and enforcement in states that have legalized cannabis that may restrict marijuana-related activities, including activities related to cannabis, may negatively impact our revenue and profit,” and “We and our customers may have difficulty accessing the services of financial institutions and related financial services, which may make it difficult to sell our products and services.”

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

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards.  As a result, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Circumstances could cause us to lose emerging growth company status.  We will qualify as an emerging growth company until the earliest of:

•

The last day of our first fiscal year during which we have total annual gross revenues of $1 billion or more;

•

The last day of our fiscal year following the fifth anniversary of the date of our initial public offering;

•

The date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period; or

•

The date on which we qualify as a “large accelerated filer” under the Exchange Act (qualifying as a large accelerated filer means, among other things, having a public float in excess of $700 million).

Recent Developments

During the year ended August 31, 2017, we entered into Purchase Agreements with certain accredited investors pursuant to which we raised $3,024,897 in a private placement financing and issued 1,776,250 shares of common stock. Subsequent to August 31, 2017 and through November 24, 2017, the Company sold 1,360,507 shares of common stock to accredited investors in exchange for cash consideration of $2,040,761.  These securities were issued without registration under the Securities Act in reliance on registration exemptions contained in Section 4(a)(2) of the Securities Act and Regulation D as transactions by an issuer not involving any public offering.  The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.

On November 16, 2017, we and KIM as borrowers, and all of our other subsidiaries, as credit parties, entered into a Loan and Security Agreement (the “Loan Agreement”) with Gerber Finance Inc., as lender (“Gerber”), effective as of November 6, 2017. The Loan Agreement provides a secured revolving credit facility (the “Revolving Line”) in an aggregate principal amount of up to $2.0 million at any time outstanding, of which $1,500,000 was drawn as of November 24, 2017. Under the terms of the Loan Agreement, the principal amount of loans, plus the face amount of any outstanding letters of credit, at any time outstanding cannot exceed up to 85% of our eligible receivables minus reserves. Under the terms of the Loan Agreement, we may also request letters of credit from Gerber. The proceeds of the loans under the Loan Agreement will be used for working capital and general corporate purposes. The Revolving Line has a maturity date of November 6, 2019. Borrowings under the Revolving Line accrues interest at a rate based on the prime rate as customarily defined, plus a margin of 3.0%.

Corporate and Available Information

Our principal corporate offices are located at 1800 Newport Circle, Santa Ana, CA 92705 and our telephone number is (714) 243-4311. Our internet address is www.kushbottles.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. Our SEC reports can be accessed through the Investor Relations section of our website. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov. The information found on our website is not incorporated by reference into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

Item 1A.  Risk Factors

Risks Related to Our Business

We may need additional capital in the future, which could dilute the ownership of current shareholders or we may be unable to secure additional funding in the future or to obtain such funding on favorable terms.

Historically, we have raised equity capital to support and expand our operations. To the extent that we raise additional equity capital, existing shareholders will experience a dilution in the voting power and ownership of their common stock, and earnings per share, if any, would be negatively impacted. Our inability to use our equity securities to finance our operations could materially limit our growth. Any borrowings made to finance operations could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings that are subject to interest rate fluctuations. The amount and timing of such additional financing needs will vary principally depending on the timing of new product launches, investments and/or acquisitions, and the amount of cash flow from our operations. If our resources are insufficient to satisfy our cash requirements, we may seek to issue additional equity or debt securities or obtain a credit facility. If our cash flow from operations is insufficient to meet our debt service requirements, we could be required to sell additional equity securities, refinance our obligations, or dispose of assets in order to meet debt service requirements. There can be no assurance that any financing will be available to us when needed or will be available on terms acceptable to us. Our failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on our growth prospects and our business, financial condition and results of operations.

Even if we obtain more customers, there is no assurance that we will continue to make a profit.

Even if we obtain more customers, there is no guarantee that we will be able to continue to generate a profit. Because we are a small company and have limited capital, we must limit our products and services. Because we will be limiting our marketing activities, we may not be able to attract enough customers to buy our products to operate profitably. Further, we are subject to raw material pricing which can erode the profitability of our products and put additional negative pressure on profitability.  If we cannot operate profitably, we may have to suspend or cease operations.

U.S. Federal and foreign regulation and enforcement may adversely affect the implementation of marijuana laws and regulations and may negatively impact our revenue and profit or we may be found to be violating the Controlled Substances Act or other U.S. federal, state, or foreign laws.

Currently, twenty-nine states and the District of Columbia permit some form of whole-plant cannabis use and cultivation either for medical or recreational use. Many of these states, as well as others, allow or are considering legislation to allow the possession and use of non-psychoactive cannabidiol (“CBD”) oil for some medical conditions only. There are efforts in many other states to begin permitting cannabis use and/or cultivation in various contexts, and it has been reported that several states are actively considering bills to permit recreational use or to decriminalize the use of marijuana. Nevertheless, the federal government continues to prohibit cannabis in all its forms as well as its derivatives. Under the federal Controlled Substances Act (the “CSA”), the policy and regulations of the federal government and its agencies is that cannabis has no medical benefit, and a range of activities including cultivation and use of cannabis is prohibited. Until Congress amends the CSA or the executive branch deschedules or reschedules cannabis under it, there is a risk that federal authorities may enforce current federal law. Enforcement of the CSA by federal authorities could impair the Company’s revenue and profit, and it could even force the Company to cease operating entirely in the cannabis industry. The risk of strict federal enforcement of the CSA in light of congressional activity, judicial holdings, and stated federal policy, including enforcement priorities, remains uncertain.

In an effort to provide guidance to federal law enforcement, the US Department of Justice (the “DOJ”) has issued Guidance Regarding Marijuana Enforcement to all United States Attorneys in a memorandum from Deputy Attorney General David Ogden on October 19, 2009, in a memorandum from Deputy Attorney General James Cole on June 29, 2011 and in a memorandum from Deputy Attorney General James Cole on August 29, 2013. Each memorandum provides that the DOJ is committed to enforcement of the CSA but the DOJ is also committed to using its limited investigative and prosecutorial resources to address the most significant threats in the most effective, consistent and rational way.

The August 29, 2013 memorandum, known as the Cole Memo, provides updated guidance to federal prosecutors concerning marijuana enforcement in light of state laws legalizing medical and recreational marijuana possession in small amounts. The Cole Memo sets forth certain enforcement priorities that are important to the federal government:

•

Distribution of marijuana to children;

•

Revenue from the sale of marijuana going to criminals;

•

Diversion of medical marijuana from states where is legal to states where it is not;

•

Using state authorized marijuana activity as a pretext of other illegal drug activity;

•

Preventing violence in the cultivation and distribution of marijuana;

•

Preventing drugged driving;

•

Growing marijuana on federal property; and

•

Preventing possession or use of marijuana on federal property.

The DOJ has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but relied on state and local law enforcement to address marijuana activity. In the event the DOJ reverses stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our revenue and profit.

In 2014, the US House of Representatives passed an amendment (the “Rohrabacher-Farr Amendment”) to the Commerce, Justice, Science, and Related Agencies Appropriations Bill, which funds the DOJ. The Rohrabacher-Farr Amendment prohibits the DOJ from using funds to prevent states with medical cannabis laws from implementing such laws. In August 2016, a Ninth Circuit federal appeals court ruled in United States v. McIntosh that the Rohrabacher-Farr Amendment bars the DOJ from spending funds on the prosecution of conduct that is allowed by state medical cannabis laws, provided that such conduct is in strict compliance with applicable state law. In March 2015, bipartisan legislation titled the Compassionate Access, Research Expansion, and Respect States Act (the “CARERS Act”) was introduced, proposing to allow states to regulate the medical use of cannabis by changing applicable federal law, including by reclassifying cannabis under the Controlled Substances Act to a Schedule II controlled substance and thereby changing the plant from a federally-criminalized substance to one that has recognized medical uses.  The CARERS Act was re-introduced in the US House of Representatives June 2017.  More recently, the Respect State Marijuana Laws Act of 2017 has been introduced in the U.S. House of Representatives, which proposes to exclude persons who produce, possess, distribute, dispense, administer or deliver marijuana in compliance with state laws from the regulatory controls and administrative, civil and criminal penalties of the CSA.

Although these developments have been met with a certain amount of optimism in the scientific community, neither the CARERS Act nor the Respect State Marijuana Laws Act of 2017 has been adopted yet, and the Rohrabacher-Farr Amendment, being an amendment to an appropriations bill, must be renewed annually. The currently enacted Commerce, Justice, Science, and Related Agencies Act, which includes the Rohrabacher-Farr Amendment, is effective, by passage of a short-term continuing resolution, through December 8, 2017, and Attorney General Jeff Sessions has urged members of Congress to not renew the amendment. The federal government could at any time change its enforcement priorities against the cannabis industry. Any change in enforcement priorities could render such operations unprofitable or prohibit such operations.

The former Obama administration effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, the new Trump administration could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and our shareholders.

Litigation by States Affected by Marijuana Legalization

Due to variations in state law among states sharing borders, certain states which have not approved any legal sale of marijuana may seek to overturn laws legalizing cannabis use in neighboring states. For example, in December 2014, the attorneys general of Nebraska and Oklahoma filed a complaint with the U.S. Supreme Court against the state of Colorado arguing that the Supremacy Clause (Article VI of the Constitution) prohibits Colorado from passing laws that conflict with federal anti-drug laws and that Colorado’s laws are increasing marijuana trafficking in neighboring states that maintain marijuana bans, thereby putting pressure on such neighboring states’ criminal justice systems. In March 2016 the Supreme Court, voting 6-2, declined to hear this case, but there is no assurance that it will do so in the future. Additionally, nothing prevents these or other attorneys general from using the same or similar cause of action for a lawsuit in a lower federal or other court.

Previously, the Supreme Court has held that drug prohibition is a valid exercise of federal authority under the commerce clause; however, it has also held that an individual state itself is not required to adopt or enforce federal laws with which it disagrees. If the Supreme Court rules that a legal cannabis state’s legislation is unconstitutional, that could result in legal action against other states with laws legalizing medical and/or recreational cannabis use. Successful prosecution of such legal actions by non-marijuana states could have significant negative effects on our business.

Variations in state and local regulation and enforcement in states that have legalized cannabis that may restrict marijuana-related activities, including activities related to cannabis, may negatively impact our revenue and profit.

Individual state laws do not always conform to the federal standard or to other states’ laws. A number of states have decriminalized marijuana to varying degrees, other states have created exemptions specifically for medical cannabis, and several have both decriminalization and medical laws. Eight states and the District of Columbia have legalized the recreational use of cannabis. Variations exist among states that have legalized, decriminalized, or created medical marijuana exemptions. For example, Alaska and Colorado have limits on the number of marijuana plants that can be grown by an individual in the home. In most states the cultivation of marijuana for personal use continues to be prohibited except by those states that allow small-scale cultivation by the individual in possession of marijuana for medicinal purposes or that person’s caregiver. Active enforcement of state laws that prohibit personal cultivation of marijuana may indirectly and adversely affect revenue and profit of the Company.

We and our customers may have difficulty accessing the service of banks, which may make it difficult to sell our products and services.

Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statute and the U.S. Bank Secrecy Act. Guidance issued by the Financial Crimes Enforcement Network, or FinCen, a division of the U.S. Department of the Treasury, clarifies how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. Furthermore, supplemental guidance from the DOJ directs federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memo when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. Nevertheless, banks remain hesitant to offer banking services to cannabis-related businesses. Consequently, those businesses involved in the cannabis industry continue to encounter difficulty establishing banking relationships. Our inability to maintain our current bank accounts would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical and security challenges and could result in our inability to implement our business plan.

We are subject to certain federal regulations relating to cash reporting.

The Bank Secrecy Act, enforced by FinCEN, requires us to report currency transactions in excess of $10,000, including identification of the customer by name and social security number, to the IRS. This regulation also requires us to report certain suspicious activity, including any transaction that exceeds $5,000 that we know, suspect or have reason to believe involves funds from illegal activity or is designed to evade federal regulations or reporting requirements and to verify sources of funds. Substantial penalties can be imposed against us if we fail to comply with this regulation. If we fail to comply with these laws and regulations, the imposition of a substantial penalty could have a material adverse effect on our business, financial condition and results of operations.

Our inability to effectively manage our growth could harm our business and materially and adversely affect our operating results and financial condition.

Our strategy envisions growing our business. We plan to expand our product, sales, administrative and marketing operations. Any growth in or expansion of our business is likely to continue to place a strain on our management and administrative resources, infrastructure and systems. As with other growing businesses, we expect that we will need to further refine and expand our business development capabilities, our systems and processes and our access to financing sources. We also will need to hire, train, supervise, and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. We cannot assure that we will be able to:

•

expand our products effectively or efficiently or in a timely manner;

•

allocate our human resources optimally;

•

meet our capital needs;

•

identify and hire qualified employees or retain valued employees; or

•

effectively incorporate the components of any business or product line that we may acquire in our effort to achieve growth.

Our inability or failure to manage our growth and expansion effectively could harm our business and materially and adversely affect our operating results and financial condition.

If we do not successfully generate additional products and services, or if such products and services are developed but not successfully commercialized, we could lose revenue opportunities.

Our future success depends, in part, on our ability to expand our product and service offerings. To that end we have engaged in the process of identifying new product opportunities to provide additional products and related services to our customers. The processes of identifying and commercializing new products is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging trends, our business could be harmed. We have already and may have to continue to commit significant resources to commercializing new products before knowing whether our investments will result in products the market will accept. Furthermore, we may not execute successfully on commercializing those products because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and a reduction in net sales and earnings.

The success of new products depends on several factors, including proper new product definition, timely completion, and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify additional new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.

Our future success depends on our ability to grow and expand our customer base. Our failure to achieve such growth or expansion could materially harm our business.

To date, our revenue growth has been derived from the sale of our products. Our success and the planned growth and expansion of our business depend on us achieving greater and broader acceptance of our products and expanding our customer base. There can be no assurance that customers will purchase our products or that we will continue to expand our customer base. If we are unable to effectively market or expand our product offerings, we will be unable to grow and expand our business or implement our business strategy. This could materially impair our ability to increase sales and revenue and materially and adversely affect our margins, which could harm our business and cause our stock price to decline.

Our suppliers could fail to fulfill our orders for parts used to assemble our products, which would disrupt our business, increase our costs, harm our reputation, and potentially cause us to lose our market.

We depend on third party suppliers around the world, including in The People’s Republic of China, for materials used to assemble our products. These suppliers could fail to produce products to our specifications or in a workmanlike manner and may not deliver the material or products on a timely basis. Our suppliers may also have to obtain inventories of the necessary parts and tools for production. Any change in our suppliers’ approach to resolving production issues could disrupt our ability to fulfill orders and could also disrupt our business due to delays in finding new suppliers, providing specifications and testing initial production. Such disruptions in our business and/or delays in fulfilling orders could harm our reputation and could potentially cause us to lose our market.

Our inability to effectively protect our intellectual property would adversely affect our ability to compete effectively, our revenue, our financial condition, and our results of operations.

We may be unable to obtain intellectual property rights to effectively protect our branding, products, and other intangible assets. Our ability to compete effectively may be affected by the nature and breadth of our intellectual property rights. While we intend to defend against any threats to our intellectual property rights, there can be no assurance that any such actions will adequately protect our interests. If we are unable to secure intellectual property rights to effectively protect our branding, products, and other intangible assets, our revenue and earnings, financial condition, or results of operations could be adversely affected.

We also rely on non-disclosure and non-competition agreements to protect portions of our intellectual property portfolio. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that third parties will not otherwise gain access to our trade secrets or proprietary knowledge, or that third parties will not independently develop competitive products with similar intellectual property.

We will be required to attract and retain top quality talent to compete in the marketplace.

We believe our future growth and success will depend in part on our ability to attract and retain highly skilled managerial, product development, sales and marketing, and finance personnel. There can be no assurance of success in attracting and retaining such personnel. Shortages in qualified personnel could limit our ability to increase sales of existing products and services and launch new product and service offerings.

If we fail to retain key personnel and hire, train and retain qualified employees, we may not be able to compete effectively, which could result in reduced revenue or increased costs.

Our success is highly dependent on the continued services of key management and technical personnel. Our management and other employees may voluntarily terminate their employment at any time upon short notice. The loss of the services of any member of the senior management team, including our Chairman and Chief Executive Officer, Nick Kovacevich; the Chief Financial Officer, Jim McCormick; the President and Chief Operating Officer, Ben Wu; or any of the managerial or technical staff may significantly delay or prevent the achievement of product development, our growth strategies and other business objectives. Our future success will also depend on our ability to identify, recruit and retain additional qualified technical and managerial personnel. We operate in several geographic locations where labor markets are particularly competitive, where demand for personnel with these skills is extremely high and is likely to remain high. As a result, competition for qualified personnel is intense, particularly in the areas of general management, finance, engineering and science, and the process of hiring suitably qualified personnel is often lengthy and expensive, and may become more expensive in the future. If we are unable to hire and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced.

We face risks associated with strategic acquisitions.

As an important part of our business strategy, we plan to strategically acquire businesses, some of which may be material. These acquisitions may involve a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including the following, any of which could adversely affect our results of operations:

•

Any acquired business could under-perform relative to our expectations and the price that we paid for it, or not perform in accordance with our anticipated timetable;

•

We may incur or assume significant debt in connection with our acquisitions;

•

Acquisitions could cause our results of operations to differ from our own or the investment community’s expectations in any given period, or over the long term; and

•

Acquisitions could create demands on our management that we may be unable to effectively address, or for which we may incur additional costs.

Additionally, following any business acquisition, we could experience difficulty in integrating personnel, operations, financial and other systems, and in retaining key employees and customers.

We may record goodwill and other intangible assets on our consolidated balance sheet in connection with our acquisitions. If we are not able to realize the value of these assets, we may be required to incur charges relating to the impairment of these assets, which could materially impact our results of operations.

The Loan Agreement for the Revolving Line contains operating covenants that may restrict our business and financing activities.

The Loan Agreement restricts, among other things, our ability to:

•

merge with or acquire all or substantially all of the assets or capital stock of another party;

•

incur, assume or cancel certain indebtedness;

•

enter into certain transactions with related parties;

•

make certain change in business objectives, purposes of operations;

•

sell, transfer, issue, convey, assign or otherwise dispose of assets or properties, subject to certain exceptions;

•

change our name, state of incorporation, primary office, warehouse or other collateral locations; or

•

establish bank accounts with financial institutions.

The operating restrictions and covenants in the Loan Agreement, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control and we may not be able to meet those covenants. A breach of any of the covenants under the Loan Agreement, or Gerber declaring that a material adverse event has occurred, could result in a default under the Loan Agreement, which could cause all of the outstanding indebtedness under the Revolving Line to become immediately due and payable.

If product liability lawsuits are successfully brought against us, we will incur substantial liabilities.

We face an inherent risk of product liability. For example, we may be sued if any product we sell allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit sales of our products. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•

decreased demand for our products;

•

injury to our reputation;

•

costs to defend the related litigation;

•

a diversion of management's time and our resources;

•

substantial monetary awards to users of our products;

•

product recalls or withdrawals;

•

loss of revenue; and

•

a decline in our stock price.

In addition, while we continue to take what we believe are appropriate precautions, we may be unable to avoid significant liability if any product liability lawsuit is brought against us.

Risks Related to Ownership of our Capital Stock

The trading market for our common stock is limited.

We are quoted on the OTC Markets Group’s OTCQB Over-the-Counter Bulletin Board under the trading symbol “KSHB”. The OTCQB is regarded as a junior trading venue. This may result in limited shareholder interest and hence lower prices for our common stock than might otherwise be obtained.

Our principal stockholders, executive officers and directors own a significant percentage of our common stock and will be able to exert a significant control over matters submitted to the stockholders for approval.

Our officers and directors, and stockholders who own more than 5% of our common stock beneficially own a significant percentage of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, if they acted together, could significantly influence all matters requiring approval by the stockholders, including the election of directors. The interests of these stockholders may not always coincide with the interests of other stockholders.

We do not intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividend on our common stock and do not currently intend to do so for the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

If we fail to establish or maintain effective internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our common stock may, therefore, be adversely impacted.

Our reporting obligations as a public company place a significant strain on our management, operational and financial resources, and systems for the foreseeable future. Annually, we are required to prepare a management report on our internal control over financial reporting containing our management’s assessment of the effectiveness of our internal control over financial reporting. Management has presently concluded that our internal control over financial reporting is not effective and shall report such in management’s report in this annual report on Form 10-K. In the event that the Company’s status with the SEC changes to that of an accelerated filer from a smaller reporting company, our independent registered public accounting firm will be required to attest to and report on our management’s assessment of the effectiveness of our internal control over financial reporting. Under such circumstances, even if our management concludes that our internal control over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.

The market price of our common stock may be volatile and may be affected by market conditions beyond our control. The market price of our common stock is subject to significant fluctuations in response to, among other factors:

•

variations in our operating results and market conditions specific to our business;

•

the emergence of new competitors or new technologies;

•

operating and market price performance of other companies that investors deem comparable;

•

changes in our Board or management;

•

sales or purchases of our common stock by insiders;

•

commencement of, or involvement in, litigation;

•

changes in governmental regulations, in particular with respect to the cannabis industry; and

•

general economic conditions and slow or negative growth of related markets.

In addition, if the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the market price of our common stock could decline for reasons unrelated to our business, financial condition, or results of operations. If any of the foregoing occurs, it could cause the price of our common stock to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to our Board of Directors and management.

The application of the “penny stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares.

The SEC has adopted Rule 3a51-1, which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•

that a broker or dealer approve a person’s account for transactions in penny stocks, and

•

the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

•

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information and investment experience objectives of the person, and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•

sets forth the basis on which the broker or dealer made the suitability determination and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Rule 144 contains risks for certain shareholders.

Pursuant to SEC Rule 144 promulgated under the Securities Act, a person who has beneficially owned restricted shares of our common stock for at least six months would be entitled to sell their securities provided that: (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding a sale, (ii) we are subject to the Exchange Act periodic reporting requirements for at least 90 days before the sale and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we have provided the public with current information at the time of sale.

Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

•

1% of the total number of securities of the same class then outstanding; or

•

the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

Provided, in each case, we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale. Such sales by affiliates must also comply with the manner of sale, current public information, and notice provisions of Rule 144.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties

At present, we do not hold title to any real estate property. All of our properties are leased or sub-leased.  We do not have any mortgages, liens or encumbrances against any such properties.

Our corporate headquarters and primary distribution center is located in a sub-leased facility at 1800 Newport Circle, Santa Ana, CA 92705, and consists of approximately 15,000 square feet of administrative, sales and distribution offices.  The current sub-lease runs until August 31, 2018. In July 2017, we entered into a facility lease in Garden Grove, California, which consists of approximately 28,800 square feet of office and warehouse space. The Garden Grove facility lease expires on August 1, 2022. As part of our acquisition of CMP on May 1, 2017, we assumed the lease for CMP’s facility located in Lawndale, California, which consists of approximately 2,950 square feet of office and warehouse space. The Lawndale lease expires in January 2019. We sub-lease a 13,500 square foot facility in Woodinville, Washington, which is utilized as a fulfillment and distribution center for the Pacific Northwest region. The sub-lease runs until January 31, 2020. We also sub-lease a facility in Denver, Colorado, which is the headquarters of our wholly-owned subsidiary, Dank Bottles, LLC. The sub-lease runs through March 31, 2020.

We believe that our property and equipment is well-maintained, in good operating condition and adequate for our present needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms.

Item 3.  Legal Proceedings

We are not currently subject to any material legal proceedings.

Item 4.  Mining Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Price Range
Fiscal year ending August 31, 2017	High	Low
1st Quarter	$ 5.00	$ 1.65
2nd Quarter	$ 3.56	$ 1.79
3rd Quarter	$ 2.98	$ 1.61
4th Quarter	$ 2.45	$ 1.81
Fiscal year ending August 31, 2016
1st Quarter	$ -	$ -
2nd Quarter	$ 10.00	$ 0.70
3rd Quarter	$ 1.80	$ 0.90
4th Quarter	$ 2.94	$ 1.05

Holders

As of November 24, 2017, we had approximately 214 holders of record of our common stock.  As of November 24, 2017, there were 59,997,369 shares of the Company's common stock issued and outstanding. Of this total, 25,065,126 shares of the Company's common stock, representing approximately 41.8% of our issued and outstanding shares, are held by affiliates.

As of November 24, 2017, there were options exercisable for 1,954,625 shares of our common stock.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future

Equity Compensation Plan Information

Information about our equity compensation plans is incorporated herein by reference to Item 13 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

During the year ended August 31, 2017, we entered into Purchase Agreements with certain accredited investors pursuant to which we raised $3,024,897 in a private placement financing and issued 1,776,250 shares of common stock.

During the year ended August 31, 2017, we granted 305,097 shares of common stock for services pursuant to contracts.

On May 1, 2017, as partial purchase consideration for the acquisition of CMP, we issued 7,800,000 shares of common stock to the sellers of CMP.

On May 3, 2017, as partial purchase consideration for the acquisition of a web domain, we issued 200,000 shares of Company common stock to the seller of the web domain.

Subsequent to August 31, 2017, we entered into Purchase Agreements with certain accredited investors pursuant to which we raised $2,040,761 in a private placement financing and issued 1,360,507 shares of common stock.

Subsequent to August 31, 2017 and through the date of this filing, we granted 29,796 unregistered shares of Company common stock for services pursuant to contracts.

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

The Securities Enforcement and Penny Stock Reform Act of 1990

The SEC has adopted Rule 3a51-1, which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•

that a broker or dealer approve a person’s account for transactions in penny stocks, and

•

the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

•

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information and investment experience objectives of the person, and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•

sets forth the basis on which the broker or dealer made the suitability determination and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Item 6.  Selected Financial Data.

Not applicable.

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

Overview

We provide customizable packaging products, materials and supplies for the cannabis industry. Representative examples of our products include pop-top bottles, vaporizer cartridges and accessories, exit/barrier bags, tubes, and other small-sized containers. We sell our solutions predominantly to businesses operating in jurisdictions that have some form of cannabis legalization. These businesses include medical and recreational dispensaries, large and small scale processors, and packaging re-distributors.

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

Acquisitions

On May 1, 2017 (“Merger Date”), the Company and KBCMP, Inc., a Delaware corporation and newly formed wholly-owned subsidiary of the Company (“Merger Sub”), entered into an Agreement of Merger (the “Merger Agreement”) with Lancer West Enterprises, Inc., a California corporation and Walnut Ventures, a California corporation, pursuant to which each of Lancer West Enterprises, Inc. and Walnut Ventures were merged with and into Merger Sub, with Merger Sub as the surviving corporation, resulting in our indirect acquisition of CMP Wellness, LLC (“CMP”), a California limited liability company. Prior to the merger, CMP was owned 100% by Lancer West Enterprises, Inc. and Walnut Ventures. Membership interest in CMP was the sole asset of Lancer West Enterprises, Inc. and Walnut Ventures. As a result, CMP became our wholly-owned subsidiary. CMP is a distributor of vaporizers, cartridges and accessories. Our Board of Directors believed the acquisition of CMP and the product offerings of CMP leveraged our existing product development program and provided us with the possibility of generating near term revenue and operating cash flow, as well as establishing a commercial platform whereby other cannabis industry-support products may be accessed in the future. Going forward, the existing product offering and other product licensing opportunities will be the basis of our long-term product portfolio. The operational results discussed below include the activity of CMP from May 1, 2017 to August 31, 2017.

The purchase price for CMP consisted of an aggregate of $1,500,000 in cash, unsecured promissory notes in the aggregate principal amount of approximately $770,820 having a one-year maturity, and an aggregate of 7,800,000 restricted shares of the Company’s common stock.  The purchase price is subject to customary post-closing adjustments with respect to confirmation of the levels of working capital and cash held by CMP as of the closing.  During the one-year period following the closing, the former owners of CMP may become entitled to receive up to an additional approximately $1,905,000 in cash, in the aggregate, and approximately 4,740,960 shares of our common stock, in the aggregate, based on the future performance of CMP.

In May 2017, we acquired intellectual property, domain name, and inventory relating to RUB. The purchase price for the intellectual property and inventory was $150,000 in cash and 200,000 shares of our common stock having an estimated fair value of $466,000. The $150,000 was paid out of existing cash. We are amortizing the cost of the domain name over six years.

Line of Credit

On November 16, 2017, we and KIM as borrowers, and all of our other subsidiaries, as credit parties, entered into a Loan and Security Agreement (the “Loan Agreement”) with Gerber Finance Inc., as lender (“Gerber”), effective as of November 6, 2017. The Loan Agreement provides a secured revolving credit facility (the “Revolving Line”) in an aggregate principal amount of up to $2.0 million at any time outstanding, of which $1,500,000 was drawn as of November 24, 2017. Under the terms of the Loan Agreement, the principal amount of loans, plus the face amount of any outstanding letters of credit, at any time outstanding cannot exceed up to 85% of our eligible receivables minus reserves. Under the terms of the Loan Agreement, we may also request letters of credit from Gerber. The proceeds of the loans under the Loan Agreement will be used for working capital and general corporate purposes. The Revolving Line has a maturity date of November 6, 2019. Borrowings under the Revolving Line accrues interest at a rate based on the prime rate as customarily defined, plus a margin of 3.0%.

Results of Operations

Comparison of Years Ended August 31, 2016 and August 31, 2017

Total revenues increased from $8,215,452 in fiscal 2016 to $18,799,169 in fiscal 2017, an increase of $10,583,717 or 129%. From May 1, 2017 to August 31, 2017, following its acquisition, CMP sales generated $5,529,774 of revenues. The remaining increase is due to continued overall growth in the number of customers, average order size, and order volume, specifically in the states of California, Washington, and Nevada. Excluding revenues generated by CMP, revenues in California increased from $2,180,923 in fiscal 2016 to $3,860,238 in fiscal 2017, an increase of 77%. Revenues in Washington increased from $1,742,603 in fiscal 2016 to $3,938,499 in fiscal 2017, an increase of 126%. Revenues in Nevada increased from $176,760 in fiscal 2016 to $807,540 in fiscal 2017, an increase of 357%. Last, revenues from all other states and regions increased from $3,709,462 in fiscal 2016 to $4,663,119 in fiscal 2017, an increase of 26%. Sales growth was not significantly impacted by inflation or changes in pricing.

Cost of goods sold increased from $5,536,234 in fiscal 2016 to $12,596,544 in fiscal 2017, an increase of $7,060,310 or 128%. The three primary components of cost of goods sold include direct purchases, direct labor and freight. Gross profits in fiscal 2017 amounted to $6,202,625 for a 33.0% gross margin. Gross profits in fiscal 2016 amounted to $2,679,218 for a 32.6% gross margin. Gross Profits increased by $3,523,407 in fiscal 2017 or 132%. The driving factor behind the increase in sales, cost of goods sold, and gross profits in fiscal 2017 is due to the overall growth in sales volume as revenues increased by 129% in fiscal 2017.

Operating expenses in fiscal 2017 amounted to $5,822,266 compared to $2,594,763 in fiscal 2016, an increase of $3,227,503 or 124%. The increase stems from increases in stock compensation, depreciation and amortization expense, payroll, professional fees and rent. Stock compensation expense increased by $805,238, or 584%, in fiscal 2017 due to the amortization of stock options and stock payments issued in exchange for services. Depreciation and amortization expense increased by $274,588 or 1,046% due to the amortization of finite-lived intangible assets recognized in the web-domain acquisition and acquisition of CMP. Payroll and payroll related expenses increased by $1,069,978 or 73% in fiscal 2017 due to an increase in head-count and salary levels. Professional fees increased by $408,251 or 263% in fiscal 2017 due to legal and accounting fees associated with the acquisition of CMP. Rent expense increased $172,243 or 76% in fiscal 2017, which can be primarily attributed to our moving into a larger facility in Woodinville, Washington in July 2016, the assumption of CMP’s facility lease in May 2017 as well as escalating rents on existing facilities.

The net result for the fiscal year ended August 31, 2017 was a profit of $69,464 or $0.00 income per share, compared to a profit of $71,739 or $0.00 income per share for the prior fiscal year.

Liquidity and Capital Resources

At August 31, 2017, we had cash of $916,984 and a working capital surplus of $3,449,622 compared to cash of $1,027,003 and working capital of $2,026,777 as of August 31, 2016. Working capital increased by $1,422,845 or 70%.

Cash Flows from Operating Activities

Net cash used in operating activities increased from $421,212 in fiscal 2016 to $782,969 in fiscal 2017. The change is primarily attributed to the increase in cash outflow relating to inventory and prepaid inventory in fiscal 2017, as well as the increase in accounts receivable.

Cash Flows from Investing Activities

Net cash used in investing activities increased from $148,667 in fiscal 2016 to $2,483,568 in fiscal 2017. The change is primarily attributed to the acquisition of CMP for $1,500,000, the acquisition of a web domain for $150,000, and our continued investment into production molds.

Cash Flows from Financing Activities

Net cash provided by financing activities increased from $1,395,623 in fiscal 2016 to $3,156,518 in fiscal 2017. The increase is primarily due to the sale of shares of our common stock to accredited investors in a private placement offering.

We manage our liquidity and financial position in the context of our overall business strategy. We continually forecast and manage our cash, working capital balances, and capital structure to meet the short-term and long-term obligations of our business while seeking to maintain liquidity and financial flexibility.

As of August 31, 2017, we have historically funded our operations primarily through the issuance of equity. We had net income of $71,739 for the fiscal year ended August 31, 2016, and had an accumulated deficit of $676,708 as of August 31, 2016.  For the fiscal year ended August 31, 2017, we had net income of $69,464, and an accumulated deficit of $607,244 as of August 31, 2017.

We believe that income generated from operations are adequate to fund existing obligations and introduce new products for at least the next twelve months. We may elect to raise additional funds, through debt or equity financings, for the purposes of expanding current operations, making capital acquisitions, or consummating strategic transactions. Additional equity or debt financing may not be available when needed, on terms favorable to us or at all.

Off-Balance Sheet Transactions

We do not currently have, and did not have during the periods presented, any off-balance sheet arrangements, as defined under SEC rules.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable reserves, inventory and related reserves, valuations and purchase price allocations related to business combinations, expected cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to record impairment charges related to intangible assets and goodwill, amortization periods, accrued expenses, stock-based compensation, contingent liabilities, and recoverability of our net deferred tax assets and any related valuation allowance. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Inventory

Our inventories consist of finished goods, and are stated at the lower of cost (first-in, first-out) or market. As a designer and manufacturer of products for the cannabis industry, we may be exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, our ability to meet changing customer requirements, competitive pressures on products and prices, reliability and replacement of and the availability of products from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate our ability to realize the value of our inventory based on a combination of factors including the following: forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining our estimates of future product demand may prove to be incorrect, in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, we would be required to recognize such costs as cost of goods sold at the time of such determination. Although every effort is made to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant negative impact on the value of our inventory and our reported operating results. Additionally, purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value.

Provisions for excess or obsolete inventory are primarily based on our estimates of forecasted net sales. A significant change in the timing or level of demand for our products as compared to forecasted amounts may result in recording additional provisions for excess inventory in the future. We record provisions for excess or obsolete inventory as cost of sales.

Accounts Receivable Reserves

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectability of our trade receivables based on a combination of factors, which may include dialogue with the customer to determine the cause of non-payment, the use of collection agencies, and/or the use of litigation. In the event it is determined that the customer may not be able to meet its full obligation to us, we record a specific allowance to reduce the related receivable to the amount that we expect to recover given all information present. We perform ongoing evaluations of our customers and adjust credit limits based upon payment history and our assessment of the customer’s current credit worthiness. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates in the future. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The sales of products generally do not include a right of return and historically, we have not experienced any sales returns. Accordingly, we have not needed to record a provision for estimated sales returns and allowances on product sales.  These estimates are based on the historical facts and circumstances regarding sales orders, analysis of credit memo data and other known factors. If the data we use to calculate these estimates do not properly reflect reserve requirements, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be adversely affected.

Our accounts receivable reserves were $25,000 and $2,000 in fiscal 2017 and 2016, respectively. The increase in reserves in fiscal 2017 was primarily due to our increase in revenues and customer base during the year.

Valuation of Business Combinations

We record tangible and intangible assets acquired and liabilities assumed in recent business combinations under the purchase method of accounting. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the dates of acquisition. We then allocate the purchase price in excess of net tangible assets acquired to identifiable intangible assets based on detailed valuations that use information and assumptions provided by management. We also utilize third-party consultants to assist us in estimating the fair value of assets and liabilities. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill.

We use the income approach, with-and-without method, and the relief from royalty method (a combination of the income and market methods) to determine the fair values of our identifiable intangible assets and goodwill. The use of these various approaches determines fair value by estimating cash flows attributable to domain names, trademarks and non-competition agreements. We base our revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in product introductions by competitors. We base the discount rate used to arrive at a present value as of the date of acquisition on the time value of money and cannabis industry investment risk factors. For the intangible assets we acquired in connection with our fiscal year 2017 acquisitions, we used risk-adjusted discount rates to discount our projected cash flows, ranging from 19% to 26%. We believe that amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay. Domain names represent established relationships with customers, which provides a ready channel for the sale of additional products and services. Trade names represent acquired product names that we intend to continue to utilize.

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are not amortized but are evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We record intangible assets at historical cost. We amortize our intangible assets that have finite lives using either the straight-line method. Amortization is recorded over the estimated useful lives ranging from 4 to 6 years. We review intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that would indicate impairment and trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If the carrying value of an asset exceeds its undiscounted cash flows, we will write-down the carrying value of the intangible asset to its fair value in the period identified. We generally calculate fair value as the present value of estimated future cash flows to be generated by the asset using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, we will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

Consistent with prior years, we conducted our annual impairment test of goodwill during the fourth quarter of fiscal 2017. In accordance with Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) Topic 350, Intangibles—Goodwill and Other, we assess the carrying amount of our goodwill for potential impairment annually or more frequently if events or a change in circumstances indicate that impairment may have occurred. We have only one operating and reporting unit that earns revenues, incurs expenses and makes available discrete financial information for review by our chief operating decision-maker. Accordingly, we complete our goodwill impairment testing on this single reporting unit.

Testing for goodwill impairment is a two-step process. The first step screens for potential impairment. If there is an indication of possible impairment, we must complete the second step to measure the amount of impairment loss, if any. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of our reporting unit (our company as a whole) with the carrying value of our net assets. If fair value is below the carrying value of our net assets, we perform the second step of the goodwill impairment test to measure the amount of impairment loss we record, if any. For the second step of the goodwill impairment test we look at factors including market consideration and control premiums (which is the difference between the fair value determined based on market capitalization plus an appropriate control premium at the impairment testing date). We consider goodwill impairment test estimates critical due to the amount of goodwill recorded on our balance sheets and the judgment required in determining fair value amounts. Historically, we have not performed the second step of the impairment test because the fair value of has exceeded its respective carrying value.

The annual impairment testing process is subjective and requires judgment at many points throughout the analysis. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. Any loss resulting from an impairment test would be reflected in operating income in our consolidated statements of operations.

Valuation of Long-Lived Assets, Including Finite-Lived Intangibles.

In accordance with FASB ASC Topic 360, Property, Plant, and Equipment, we perform an impairment test for finite-lived intangible assets and other long-lived assets, such as property and equipment, whenever events or changes in circumstances indicate that we may not recover the carrying value of such assets.

Revenue Recognition

We recognize product revenue upon shipment, provided that there is persuasive evidence of an arrangement, there are no uncertainties regarding acceptance, the sales price is fixed or determinable, no rights of return exist and collection of the resulting receivable is probable. Our product arrangements do not involve multiple element arrangements.  Please see Note 1 to our financial statements in Part II, Item 8 of this Annual Report for a more detailed description of our revenue recognition policy.

Product Warranties

Products sold are generally covered by an explicit warranty. Accordingly, we do not accrue a warranty reserve.

Stock-Based Compensation

We utilize the fair value method of accounting to account for share-based compensation awards. This requires us to measure and recognize in our statements of operations the expense associated with all share-based payment awards made to employees and directors based on estimated fair values. We use the Black-Scholes model to determine the fair value of share-based payment awards. Our stock price, as well as assumptions regarding a number of highly complex and subjective variables, will affect our determination of fair value. We determine the fair value of restricted stock grants based upon the closing price of our stock on the grant date. We base recognition of compensation expense for our performance-based, non-vested shares on management's estimate of the probable outcome of the performance condition. Management reassesses the probability of meeting these performance conditions on a quarterly basis. Changes in management's estimate of meeting these performance conditions may result in significant fluctuations in compensation expense from period to period.

Income Taxes

We account for income taxes under FASB ASC Topic 740, Accounting for Income Taxes. This topic requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carry forwards to the extent they are realizable. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

In fiscal 2017, we recorded a deferred tax liability related to intangible assets that are amortized under GAAP but are not deductible for tax. The remaining change in valuation allowance is attributable to the decrease in valuation allowance on other tax assets generated through 2017. We believe it is more likely than not that these tax assets will be realized.

Based on the annual evaluations of tax positions, we believe we have appropriately filed our tax returns and accrued for possible exposures.

Recent Accounting Pronouncements

See Note 1 – Accounting Policies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

Inflation

We do not believe that inflation has had a material effect on our results of operations in recent years. We cannot assure you that inflation will not adversely affect our business in the future.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents. We consider investments that, when purchased, have a remaining maturity of ninety (90) days or less to be cash equivalents. We do not believe that a notional or hypothetical 10% change in interest rate percentages would have a material impact on the fair value of our investment portfolio or our interest income.

Item 8.   Financial Statements and Supplementary Data

The information required by this item is contained in the consolidated financial statements filed as part of this Annual Report on Form 10-K are listed under Item 15 of Part IV below.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (who is also the Company’s chairman, secretary and principal executive officer), and our chief financial officer (who is also the Company’s principal financial and accounting officer) to allow for timely decisions regarding required disclosure.  Thus, in accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (principal financial officer and principal accounting officer), of the effectiveness of our disclosure controls and procedures as of August 31, 2017 which is the end of the period covered by this Form 10-K. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses identified in our internal control over financial reporting, described below.

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting.  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management, with the participation of our principal executive officer and principal financial and accounting officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013).  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of August 31, 2017.  The ineffectiveness of the Company's internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

(i)

inadequate segregation of duties consistent with control objectives;

(ii)

lack of a code of ethics;

(iii)

lack of a whistleblower policy;

(iv)

lack of an independent board of directors or board committees related to financial reporting; and

(v)

lack of multiple levels of supervision and review.

The material weaknesses in internal control over financial reporting as of August 31, 2017 remain unchanged from August 31, 2016.  We believe that the weaknesses identified above have not had any material effect on our financial results. While not being legally obligated to have an audit committee, it is our management’s view that such a committee, including an independent financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently, the board of directors acts in the capacity of the audit committee. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the next fiscal year, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

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

The remediation efforts set out herein will be implemented in our 2018 fiscal year.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our financial statements for the year ended August 31, 2017 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth, as of the date of this filing, the name, age and positions of our officers and directors.

NAME	AGE	POSITION
Dallas Imbimbo	31	Director
Nicholas Kovacevich	31	Chairman and Chief Executive Officer
Jim McCormick	50	Chief Financial Officer
Ben Wu	39	President and Chief Operating Officer
Eric Baum	40	Director
Barbara Goodstein	56	Director

Our directors are appointed for a one-year term to hold office until the next annual meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the Board. There are no agreements with respect to the election of directors.

There are no family relationships among any of our directors or executive officers.  None of our directors or officers have been involved in any legal proceedings described in Item 401(f) of Regulation S-K.

Set forth below is certain information regarding the directors of the Company, based on information furnished to the Company by each director. The biographical description below for each director includes all positions he or she holds with the Company, his or her principal occupation and business experience over the past five years, and the names of other publicly-held companies for which he or she currently serves as a director or has served as a director during the past five years. The biographical description below for each director also includes the specific experience, qualifications, attributes and skills that led to the conclusion by the board of directors that such person should serve as a director of the Company. In addition to such specific information, we also believe that all of our directors have a reputation for integrity, honesty and adherence to high ethical standards. Further, they have each demonstrated business acumen and an ability to exercise sound judgment as well as a commitment of service to the Company and our board.

Dallas Imbimbo – Director

Mr. Imbimbo served as Chairman of the Company since its inception in December 2010 through November 2017, and continues to serve as a Director of the Company. Mr. Imbimbo began his career in 2007 by founding PackMyDorm, a moving and storage solutions company operating at UC Davis, UC Berkeley, UC Santa Cruz and Stanford. In 2010, Mr. Imbimbo and his partners sold PackMyDorm and relocated to Southern California to establish the Company. In addition to his role at Kush Bottles, Mr. Imbimbo founded 3 Kings Ventures, LLC in 2011 and BigRentz Inc. in 2012. 3 Kings invests in and develops distressed residential real estate. BigRentz is one of the nation’s largest online network of equipment rentals and under his leadership as President and Chief Executive Officer from inception through April 2017, BigRentz has become one of the fastest growing companies in Southern California. Mr. Imbimbo continues to serve as Chairman of the Board of BigRentz.  Mr. Imbimbo's background in developing small businesses combined with visionary outlook and managerial skills led to his appointment as Director.

Nicholas Kovacevich – Chairman and Chief Executive Officer

Mr. Kovacevich has served as Director and Secretary of the Company since its inception in December 2010. Mr. Kovacevich served as Chief Operating Officer from December 2010 up until August 29, 2014, at which time he was appointed to Chief Executive Officer.  Mr. Kovacevich was appointed as Chairman of the Board in November 2017. Mr. Kovacevich graduated Summa Cum Laude in 2009 from Southwest Baptist University with a B.S. in Sports Management. From 2009 to 2010, Mr. Kovacevich ran operations for a large-scale traveling basketball camp called Basketball Jones in which he honed his entrepreneurial and leadership skills. In addition to being a founder of Kush, Mr. Kovacevich partnered with Mr. Imbimbo and established 3 Kings Ventures, LLC in 2011 and BigRentz Inc. in 2012. Mr. Kovacevich devotes all of his time to Kush and its business, except for approximately 3 hours per week that Mr. Kovacevich devotes to BigRentz and its business.  Mr. Kovacevich served as the Chief Operating Officer of BigRentz from March 2012 through September 2014, and is a member of its board of directors.  Mr. Kovacevich possesses excellent leadership and managerial skills and his background in developing small businesses led to his appointment as Chairman and Chief Executive Officer of the Company.

Jim McCormick - Chief Financial Officer

Mr. McCormick has served as our Chief Financial Officer since August 1, 2017. Prior to joining Kush, from 2016 through 2017, Mr. McCormick served as a management consultant in the consumer goods sector including companies operating within the cannabis industry. From 2014 through 2016, Mr. McCormick served as the Chief Financial Officer of Electronic Cigarettes Group International, a Grand Rapids, Michigan based electronic cigarette marketing and distribution company. Prior to this, from 2011 through 2013, Mr. McCormick served as the Chief Financial Officer of the corporate services division of Sodexo North America, a global provider of food and facilities management services.  In addition, Mr. McCormick held multiple international Chief Financial Officer roles as a member of British American Tobacco, the second largest international tobacco company, where he was employed from 1992 through 2008.

Ben Wu – President and Chief Operating Officer

Ben Wu initially served as Chief Executive Officer from February 18, 2014 up until August 29, 2014, at which point he transitioned to President and Chief Operating Officer. From April 2005 to December 2012, Mr. Wu worked for Wedbush Capital Partners, a private equity fund focused on acquiring, professionalizing, and accelerating the growth of small entrepreneur owned companies. He was promoted Vice President in 2009. In 2000, Mr. Wu began his career at Bear, Stearns & Co., where he was an investment banking analyst. Mr. Wu's extensive experience in analyzing and bolstering the growth of small companies led to his appointment as President and Chief Operating Officer. Mr. Wu's term of employment automatically extends for periods of one year on December 31 unless Mr. Wu or the Company provides non-renewal notice.

Eric Baum - Director

On December 7, 2016, the Board appointed Mr. Baum as a Director. Mr. Baum brings over fifteen years of experience in advising executive leadership teams across a spectrum of industries, ranging from well-established Fortune 50 companies to emerging ventures. Mr. Baum has served as Managing Director of Acquis Consulting Group from April 2003 through present, and Managing Director/Leader of its affiliate, Solidea Capital from 2006 through present. Mr. Baum also serves in several advisory and Board of Director roles for start-ups such as Dubset, Data Exchange, Peoplocity and Golfler, supporting the full spectrum of needs from idea conception through expansion and growth strategies.  In addition, Mr. Baum co-led the development of the ACTEcelerator program, an industry accelerator that focuses on the corporate travel market and is a joint venture between Solidea and the Association of Corporate Travel Executives (ACTE), a travel trade association. Mr. Baum has been the founding partner of Summit Holdings since 2010.  Mr. Baum is also actively involved in the venture capital arena as an angel investor and participant in several investment-focused groups, such as the Charlotte Angel Fund, where he has served since 2015. Mr. Baum is formerly Series 7 and 63 licensed, and holds a Bachelor of Business Administration from Emory University, where he graduated Valedictorian and was inducted into Beta Gamma Sigma, the national business honor society, and Omikron Delta Kappa, a leadership society.  Mr. Baum’s extensive background in advising corporate leaders and finance experience led to his appointment as Director.

Barbara Goodstein – Director

Ms. Goodstein has served as a Director since November 14, 2017.  Ms. Goodstein currently serves as the Chief Executive Officer and President of Tiger 21 Holdings.  Previously, Ms. Goodstein served as the Chief Marketing Officer at Vonage from 2012 through January 2015. Prior to joining Vonage, Ms. Goodstein held senior management positions at AXA Equitable, JP Morgan Chase, and Instinet.com. Among the Top 25 Women in Finance (US Banker's Most Powerful Women Annual Ranking), 2008 and 2009, she participates in Fortune's Most Powerful Women Summits, is a member of the Women's Forum, and Fortune's Global Mentor Program. Ms. Goodstein has also won AWNY's "Impact" and "Changing the Game" awards for Innovation.  Ms. Goodstein currently serves as a member of the Board of Directors of Manning & Napier, Inc., (NYSE: MN), an investment management company. In addition, Ms. Goodstein served as a member of the Board of Directors of AXA Advisors from 2006 through 2010 and Chase Investor Services Corp. from 2001 through 2005. Ms. Goodstein earned a Bachelor’s degree from Brown University in 1981 and an M.B.A. from Columbia University School of Business in 1983, and she holds Series 7, 24 and 63 licenses.  Ms. Goodstein’s extensive marketing experience and her ability to assess competitive business landscapes led to her appointment as Director.

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

Code of Ethics

We have not adopted a Code of Ethics, but we expect to adopt a Code of Ethics during the fiscal year ending August 31, 2018. We did not adopt a Code of Ethics during the year ended August 31, 2017 because we did not believe the adoption of a code of ethics during that period would provide any meaningful additional protection to the Company, given our limited number of employees and the scope of our business operations.

Stockholder Nomination Procedures

As of November 27, 2017, there have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

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

Conflicts of Interest

One of our directors devotes time to projects that do not involve us. Mr. Kovacevich, a member of our Board, devotes a portion of his working time to one other private business activity. This could present a potential conflict of interest with respect to either, or both, of these individuals.  However, management believes this does not constitute a significant risk to us to date, because the time allocated by these individuals to these other activities does not significantly affect their performance of services on behalf of, and for the benefit of, the Company.

SECTION 16(A) BENEFICIAL OWNER REPORTING COMPLIANCE.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers and directors and persons who beneficially own more than 10% of the Company's common stock (collectively, "Reporting Persons") to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of such reports received or written representations from certain Reporting Persons during fiscal year ended August 31, 2017, the Company believes that all Reporting Persons complied with all applicable reporting requirements.

Item 11. Executive Compensation

We are an “emerging growth company” within the meaning of the Jumpstart Our Business Startups Act of 2012. As a result, we have elected to comply with the reduced disclosure requirements applicable to emerging growth companies in accordance with SEC rules. We had only three executive officers during the fiscal year ended August 31, 2017: Nicholas Kovacevich, our Chairman and Chief Executive Officer, Jim McCormick, our Chief Financial Officer since August 1, 2017, and Ben Wu, our President and Chief Operating Officer, who are our named executive officers.  Chris Martin, our former Chief Financial Officer, was a named executive officer for a portion of the fiscal year ended August 31, 2017.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers during our fiscal years ended August 31, 2016 and August 31, 2017.

						Non-Equity	Nonqualified	All
Name and						Incentive	Deferred	Other
Principal				Stock	Option	Plan	Compensation	Compen
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	-sation	Total
		($)	($)(1)	($)(2)	($)(3)	($)	($)	($)	($)
Nicholas Kovacevich	2017	87,042	-	-	-	-	-	-	87,042
Chairman and Chief Executive Officer	2016	75,400	13,500	-	-	-	-	-	88,900

Jim McCormick	2017	13,068	-	-	483,718	-	-	-	496,786
Chief Financial Officer (4)	2016	-	-	-	-	-	-	-	-

Ben Wu	2017	135,417	25,000	-	1,635,288	-	-	-	1,795,705
President and Chief Operating Officer	2016	132,400	16,000	-	-	-	-	-	148,400

Chris Martin	2017	87,833	16,000	-	163,529 (6)	-	-	105,800 (7)	373,162
Former	2016	86,400	15,000	32,270	-	-	-	-	133,670
Chief Financial Officer (5)

(1) Amounts reflect bonus awards that have been approved by the Board and accrued for as of August 31, 2017.

(2) Amounts reflect the aggregate grant date fair value of restricted shares granted in the year computed in accordance with FASB ASC Topic 718. These amounts are not necessarily paid to or realized by the officer.

(3) Amounts reflect the aggregate grant date fair value of stock options granted in the year computed in accordance with FASB ASC Topic 718. These amounts are not necessarily paid to or realized by the officer. Assumptions used in the calculation of these values are included in footnote 11 of the notes to the consolidated financial statements.

(4) Mr. McCormick was appointed as Chief Financial Officer on August 1, 2017.

(5) Mr. Martin resigned as Chief Financial Officer on July 31, 2017.

(6) The options were forfeited upon Mr. Martin’s resignation.

(7) Represents the aggregate grant date fair value of restricted shares granted to Mr. Martin following his resignation in connection with signing a customary release and in exchange for consulting services.  Amounts reflect the aggregate grant date fair value of restricted shares granted in the year computed in accordance with FASB ASC Topic 718. These amounts are not necessarily paid to or realized by the officer.

Employment Agreements

Jim McCormick

The Company and Jim McCormick entered into an offer letter dated as of July 3, 2017.  Pursuant to the offer letter, Mr. McCormick receives an initial annual base salary of $150,000.  In addition, Mr. McCormick has the opportunity to earn an annual bonus of up to $50,000, based on achievement of annual target performance goals, as established by our Board of Directors or Chief Executive Officer, in their sole and absolute discretion. Mr. McCormick is also entitled to receive up to $18,000 of reimbursements for relocation expenses, which will be subject to repayment if, before August 1, 2018, Mr. McCormick voluntarily terminates his employment or is terminated for “cause” (as defined in the offer letter). In addition, Mr. McCormick was granted options to purchase 600,000 shares of our common stock, which will vest over three years commencing August 1, 2017, with 1/3 vesting on August 1, 2018, and the remaining 2/3 vesting ratably in equal monthly installments over the remaining two years. The options are governed by the terms and conditions of a stock option agreement which Mr. McCormick signed, which terms and conditions reflect the foregoing and provide for vesting upon a change of control of the Company.

Ben Wu

On February 18, 2014, we entered into an employment agreement with Ben Wu to serve as our Chief Executive Officer and President until December 31, 2014.  Thereafter, the agreement automatically renews for additional 12-month terms unless a notice of non-renewal is provided by either party.  On August 29, 2014, Ben Wu was appointed by the Board to serve as Chief Operating Officer and Nicholas Kovacevich was appointed to serve as Chief Executive Officer. Under Mr. Wu's employment agreement, he is entitled to receive compensation of $96,000 per year as a base salary and a discretionary annual cash bonus not to exceed his base salary, with the amount of such bonus, if any, determined by the Board.  Mr. Wu also received 1,000,000 restricted shares of Company common stock pursuant to the terms of his employment agreement, which vested immediately upon execution of his agreement, as well as an option to purchase 1,000,000 shares of Company common stock at an exercise price of $0.05 per share. The fair value per share did not exceed the exercise price on the date of grant. The exercise price of the option was not adjusted or amended during fiscal 2016 and 2017. The option fully vested upon execution of Mr. Wu’s employment agreement and is exercisable immediately. Effective September 1, 2015, Mr. Wu’s salary increased to $130,000 per annum and Mr. Wu received a $16,000 bonus.

Chris Martin

On July 28, 2014, we entered into an employment agreement with Chris Martin to serve as our Chief Financial Officer until August 31, 2015. Thereafter, the agreement automatically renewed for additional 12-month terms unless a notice of non-renewal is provided by either party. Under his employment agreement, Mr. Martin was entitled to receive compensation of $84,000 per year as a base salary and a discretionary annual cash bonus not to exceed his base salary, with the amount of such bonus, if any, determined by the Board.  Mr. Martin also received 100,000 restricted shares of Company common stock pursuant to the terms of his employment agreement, which vested immediately upon execution of his agreement. On January 15, 2016, we awarded 50,000 restricted shares of Company common stock to Mr. Martin. All stock options and restricted stock awards were not modified during fiscal 2016 and 2017.  Effective September 1, 2016, Mr. Martin’s salary increased to $92,000 per annum and Mr. Martin received a $15,000 bonus. Mr. Martin resigned as Chief Financial Officer on July 31, 2017.

Outstanding Equity Awards at 2017 Fiscal Year End

We grant stock options to certain of our named executive officers as the long-term incentive component of our compensation program. Stock options allow employees to purchase shares of our common stock at a price per share equal to the fair market value of our common stock on the date of grant and may or may not be intended to qualify as “incentive stock options” for United States federal income tax purposes.

The following table provides information regarding outstanding stock options and unvested stock awards held by each of our named executive officers as of August 31, 2017.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Nicholas Kovacevich	-	-	-	-
Jim McCormick	0	600,000		8/1/2027(1)
Ben Wu	1,000,000	-	$0.05	2/14/2019
	0	1,500,000	$2.64	4/10/2027(2)
Chris Martin	-	-	-	-

(1)	One-third of these options vest on the one-year anniversary the grant date, with the remainder vesting in equal monthly installments over two years.
(2)	One-third of these options vest on the one-year anniversary the grant date, with the remainder vesting in equal monthly installments over one year.

Potential Payments upon Termination or Change in Control

Ben Wu

The employment agreement we entered into with Ben Wu, our President and Chief Operating Officer, includes severance provisions. In the event of any of the following conditions triggering severance payment is effected as of or after six months of Mr. Wu’s employment commencement date, Mr. Wu will be entitled to receive an amount equal to three months of base salary, or $32,500.

Mr. Wu will be entitled to such amount if (i) his employment is terminated by us (A) without Cause, (B) by delivery of a non-renewal notice by us, (C) by reason of his death or disability, or (D) if his title or duties are materially modified, we change our primary place of business or the location at which Mr. Wu is expected to be by more than 50 miles, we materially breach a material provision of the employment agreement or we otherwise materially and adversely change the conditions of employment; or (ii) (A) a Change of Control is consummated, (B) Mr. Wu is not offered substantially equivalent employment with the surviving company following the Change of Control and (C) Mr. Wu resigns or otherwise voluntarily fails to continue employment with the Company or the surviving company following such Change of Control.

“Cause” means (i) conviction of a felony, (ii) commission of an act of fraud or embezzlement against us, (iii) willful disregard of a written directive of the Board of Directors involving a matter of material importance to us and that is uncured 30 days after receiving notice, (iv) a material breach of any material provision of the employment agreement, (v) engaging in conduct which is intended to bring disrepute or to damage the reputation and operation of us, (vi) unexcused repeated absenteeism or (vii) use of illegal substances that significantly impairs an officer’s ability to perform his duties.

“Change of Control” means any of the following: any consolidation, merger, or recapitalization of us with, or any sale of our equity to, any other non-affiliated entity as a result of which, in any such case, the beneficial holders of our issued and outstanding equity securities immediately prior to such transaction possess less than 50% of the voting power of the surviving entity immediately after such transaction; or any sale or transfer of all or substantially all of our assets.

Chris Martin

The employment agreement we entered into with Chris Martin, our former Chief Financial Officer, contained severance provisions. In the event of any of the following conditions triggering severance payment was effected as of or after six months of Mr. Martin’s employment commencement date, Mr. Martin would be entitled to an amount equal to one month of base salary, or $7,000.

Mr. Martin was entitled to such amount if (i) his employment had been terminated by us (A) without Cause, (B) by delivery of a non-renewal notice by us, (C) by reason of his death or disability, or (D) if his title or duties are materially modified, we change our primary place of business or the location at which Mr. Martin was expected to be by more than 50 miles, we materially breached a material provision of the employment agreement or we otherwise materially and adversely changed the conditions of employment; or (ii) (A) a Change of Control was consummated, (B) Mr. Martin was not offered substantially equivalent employment with the surviving company following the Change of Control and (C) Mr. Martin resigned or otherwise voluntarily failed to continue employment with the Company or the surviving company following such Change of Control.

“Cause” means (i) conviction of a felony, (ii) commission of an act of fraud or embezzlement against us, (iii) willful disregard of a written directive of the Board of Directors involving a matter of material importance to us and that is uncured 30 days after receiving notice, (iv) a material breach of any material provision of the employment agreement, (v) engaging in conduct which is intended to bring disrepute or to damage the reputation and operation of us, (vi) unexcused repeated absenteeism or (vii) use of illegal substances that significantly impairs an officer’s ability to perform his duties.

“Change of Control” means any of the following: any consolidation, merger, or recapitalization of us with, or any sale of our equity to, any other non-affiliated entity as a result of which, in any such case, the beneficial holders of our issued and outstanding equity securities immediately prior to such transaction possess less than 50% of the voting power of the surviving entity immediately after such transaction; or any sale or transfer of all or substantially all of our assets.

Following Mr. Martin’s resignation as Chief Financial Officer on July 31, 2017, he received 5,000 shares of our common stock in connection with his execution of a customary release.  Additionally, Mr. Martin received 45,000 shares of our common stock in connection with consulting services he agreed to provide during the three months following his resignation.

Other than the employment agreements with Ben Wu and Chris Martin described in the preceding paragraphs, we are not a party to any contract, agreement, plan, or arrangement, whether written or unwritten, that provides for a payment or payments to a named executive officer at, following, or in connection with the resignation, retirement, or other termination of employment of the named executive officer, or a change in control, or a change in the officer’s responsibilities following a change in control.

Compensation of Directors

On November 14, 2017, our Board of Directors approved new compensation arrangements for non-employee Directors.  Starting with the calendar quarter ending December 31, 2017, each Director that is not an employee of the Company or its subsidiaries will be entitled to receive an annual retainer of $12,000 paid in four equal quarterly installments.

Also on November 14, 2017, our Board of Directors also approved one-time grants of options to purchase 120,000 shares of our common stock to each non-employee Director as of such date, with the exercise price being equal to the fair market value per share of our common stock as of the grant date.  One-half of the shares underlying the options will vest on the one-year anniversary of the grant date, and the remainder of the underlying shares will vest in twelve equal monthly installments.

On December 7, 2016, Eric Baum received an option to purchase 80,000 shares of our common stock, which shall vest with respect to 20,000 of the underlying shares each quarter for one year from the date of appointment.  If Mr. Baum is terminated from the board of directors, no options shall vest following the termination date.

On May 4, 2015, the Company entered into a Board of Director Services Agreement with Greg Gamet. In exchange for three years of service as Director, Mr. Gamet would have received 200,000 shares of the Company's common stock, which vested over the three-year term as follows: (a) 100,000 shares vested on May 30, 2016; and (b) from and after May 30, 2016, 100,000 shares would vest ratably in 8 quarterly installment over the next 24 months, with each quarterly installment vesting on the last day of the fiscal quarter.

On May 13, 2016, the Company amended the Board of Directors Services Agreement with Mr. Gamet that superseded the original compensation terms.  Under the revised agreement, Mr. Gamet received an option to purchase 250,000 unrestricted shares of common stock at an exercise price of $1.00 per share, with 50% of such options vesting on May 13, 2017 and the remaining 50% vesting ratably in four quarterly installments over the following twelve months.  Mr. Gamet resigned from the Board of Directors on December 7, 2016, and in connection with his resignation, the Company agreed to accelerate the vesting of his option award with respect to 150,000 of the underlying shares.

We do not compensate Mr. Kovacevich for his services in his capacity as Chairman. Directors are not paid for meetings attended. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Director Compensation Table

The following table presents the compensation provided by us to the directors who served during the fiscal year ended August 31, 2017.

Name	Fees earned or paid in cash ($)	Option awards ($)(1)(2)	Total ($)
Dallas Imbimbo	$ -	$ -	$ -
Nicholas Kovacevich	$ -	$ -	$ -
Eric Baum(3)	$ -	$ 66,177	$ 66,177
Greg Gamet(4)	$ -	$ -	$ -

(1)

Amounts reflect the aggregate grant date fair value of stock options granted in the year computed in accordance with FASB ASC Topic 718. These amounts are not necessarily paid to or realized by the officer. Assumptions used in the calculation of these values are included in footnote 11 of the notes to the consolidated financial statements.

(2)

The aggregate number of option awards outstanding at August 31, 2017 and held by the then-serving directors were as follows: 0 for Mr. Imbimbo, 0 for Mr. Kovacevich and 130,000 for Mr. Baum, of which 50,000 were received in connection with consulting services prior to Mr. Baum’s appointment as Director.

(3)

Mr. Baum was appointed to our Board of Directors as of December 7, 2016.

(4)

Mr. Gamet resigned from our Board of Directors as of December 7, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect to the beneficial ownership of our common stock as of November 21, 2017, by:

•

each of our current named executive officers;

•

each of our directors;

•

all of our directors and current named executive officers as a group; and

•

each person or group of affiliated persons known by us to beneficially own more than 5% of our Common Stock.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In general, a person is deemed to be the beneficial owner of (i) any shares of our common stock over which such person has sole or shared voting power or investment power, plus (ii) any shares which such person has the right to acquire beneficial ownership of within 60 days of November 21, 2017, whether through the exercise of options, warrants or otherwise.

	Common Stock Beneficially Owned
Name of Beneficial Owner(1)	Shares	Percent(2)
5% or Greater Stockholders
John Kovacevich(3)	2,784,064	4.6%
Jeffrey Meng (4)	3,814,200	6.4%
Jason Manasse(5)	3,900,000	6.5%
Theodore Nicols (6)	3,900,000	6.5%
Executive Officers and Directors
Dallas Imbimbo	11,564,514	19.3%
Nicholas Kovacevich	11,800,000	19.7%
Jim McCormick	-	-%
Ben Wu(7)	2,000,000	3.3%
Eric Baum(8)	830,612	1.4%
Barbara Goodstein	-	-%
All current executive officers and directors as a group (total 6 persons)(9)	26,195,126	42.9%

*

Represents beneficial ownership of less than one percent (1%) of our outstanding Common Stock.

(1)

Unless otherwise indicated, the address of each beneficial owner listed below is c/o Kush Bottles, Inc., 1800 Newport Circle, Santa Ana, CA 92705.

(2)

Based on 59,997,369 shares of Common Stock outstanding on November 21, 2017, together with the applicable options for each stockholder that become exercisable within 60 days.

(3)

This information is based solely upon an amendment to Schedule 13D filed by John Kovacevich with Securities and Exchange Commission on May 24, 2016 reporting beneficial ownership as of May 20, 2016. Consists of 2,784,064 shares held by John Kovacevich.

(4)

This information is based solely upon an amendment to Schedule 13D filed by Mr. Meng with Securities and Exchange Commission on November 7, 2016 reporting beneficial ownership as of December 3, 2015. Consists of 3,814,200 shares held by Mr. Meng. The address for Mr. Meng is 17595 Harvard Ave, Suite C552, Irvine, CA 92614.

(5)

This information is based solely upon a Schedule 13D filed by Mr. Manasse with Securities and Exchange Commission on July 27, 2017 reporting beneficial ownership as of May 1, 2017. Consists of 3,900,000 shares held by Mr. Manasse.

(6)

This information is based solely upon a Schedule 13D filed by Mr. Nicols with Securities and Exchange Commission on July 27, 2017 reporting beneficial ownership as of May 1, 2017. Consists of 3,900,000 shares held by Mr. Nicols.

(7)

Consists of 1,000,000 shares held and 1,000,000 shares issuable pursuant to stock options exercisable within 60 days of November 21, 2017.

(8)

Consists of 700,612 shares held and 130,000 shares issuable pursuant to stock options exercisable within 60 days of November 21, 2017.

(9)

Consists of 25,065,126 shares held and 1,130,000 shares issuable pursuant to stock options exercisable within 60 days of November 21, 2017.

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

The following table sets forth information as of August 31, 2017 concerning the number of shares of Common Stock issuable under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Stock Units, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	4,275,500	$ 2.12	511,318
Equity compensation plans not approved by security holders	1,000,000	0.05	-
Total	5,275,500	$ 1.73	511,318

(1)

Consists of the Plan.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Transactions with Related Persons

Except as set out below, since September 1, 2016, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or beneficial owners of more than 5% of our common stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than compensation, termination and change-in-control arrangements, which are described under “Executive Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.

All of the transactions set forth below were approved by a majority of our board of directors, including a majority of the disinterested members of our board of directors. We believe that we have executed all of the transactions set forth below on terms no less favorable to us than we could have obtained from unaffiliated third parties. It is our intention to ensure that all future transactions between us and our officers, directors and principal stockholders and their affiliates are approved by a majority of the members of our board of directors, including a majority of the disinterested members of our board of directors, and are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.

Relationships

Nicholas Kovacevich, our Chairman and Chief Executive Officer, is the brother of John Kovacevich, our former Product Manager and a greater than 5% stockholder. George and Rita Kovacevich together are a less than 1% stockholder, and are the parents of John and Nicholas Kovacevich. There are no family relationships among any of our directors or executive officers.

Sub-Lease

We sub-lease our corporate headquarters from 3 Kings Ventures, LLC, a related party owned by Dallas Imbimbo, Director, Nicholas Kovacevich, Chairman and Chief Executive Officer, and Jeffrey Meng, a greater than 5% stockholder. During the fiscal year ended August 31, 2017, we made rent payments to 3 Kings Ventures, LLC of $120,000. We sub-lease our Colorado facility from Elm Properties LLC, a related party in which Greg Gamet, a former Director, has majority ownership. During the fiscal year ended August 31, 2017, we made rent payments to Elm Properties, LLC of $82,800.

Director Independence

Our Board of Directors is currently composed of three members, of whom two, Eric Baum and Barbara Goodstein, are independent. Our common stock is not currently listed for trading on a national securities exchange and, as such, we are not subject to any director independence standards. We evaluated independence in accordance with the rules of The New York Stock Exchange, Inc., which generally provides that a director is not independent if: (i) the director is, or in the past three years has been, an employee of ours; (ii) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (iii) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (iv) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (v) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (vi) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or 2% of that other company’s consolidated gross revenues.  Additionally, although we do not have standing audit, compensation or nominating and corporate governance committees, only Mr. Baum and Ms. Goodstein would qualify as an independent committee member under the independence standards of The New York Stock Exchange, Inc. applicable to audit, compensation, or nominating and corporate governance committees generally.

Item 14.  Principal Accounting Fees and Services.

Our Board of Directors selected RBSM LLP (“RBSM”) as our auditors for the years ended August 31, 2017 and 2016.  The following table shows RBSM billed for the audit and other services for the years ended August 31, 2017 and 2016:

	2017	2016
Audit Fees	$ 75,250	$ 56,000
Audit-Related Fees	33,000	-
Tax Fees	-	13,000
All Other Fees	-	-
Total	$ 108,250	$ 69,000

Audit Fees—This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees—This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees—This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees—This category consists of fees for other miscellaneous items.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by RBSM and the estimated fees related to these services.

With respect to the audit of our financial statements as of August 31, 2017 and August 31, 2016, and for the year then ended, none of the hours expended on RBSM’s engagement to audit those financial statements were attributed to work by persons other than RBSM full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)

Financial Statements and Schedules:

 (1)

Financial Statements.  The Consolidated Financial Statements of Kush Bottles, Inc. and its subsidiaries filed under this Item 15:

(2)

Financial Statement Schedules:  None. Financial statement schedules have been omitted since the required information is included in our Consolidated Financial Statements contained in this Annual Item 15.

(3)

Exhibits.  The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.

(b)

Exhibits:  The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.

(c)

Separate Financial Statements and Schedules:  None.

KUSH BOTTLES, INC.

Consolidated Financial Statements

August 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Kush Bottles, Inc.

We have audited the accompanying consolidated balance sheets of Kush Bottles, Inc. as of August 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended August 31, 2017. Kush Bottles Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kush Bottles, Inc. as of August 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/RBSM LLP

Larkspur, CA

November 28, 2017

KUSH BOTTLES, INC
Consolidated Balance Sheets

	August 31,	August 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash	$ 916,984	$ 1,027,003
Accounts receivable, net of allowance	1,695,303	199,844
Prepaid expenses and other current assets	1,625,689	596,456
Inventory	3,754,171	1,142,458
Total Current Assets	7,992,147	2,965,761
Goodwill	34,247,344	2,376,589
Intangible assets, net	3,730,287	-
Deposits	50,235	12,220
Deferred tax asset	30,081	-
Property and equipment, net	931,763	273,597
TOTAL ASSETS	$ 46,981,857	$ 5,628,167

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 1,039,889	$ 369,636
Accrued expenses and other current liabilities	993,186	549,101
Contingent cash consideration	1,820,000	-
Notes payable - current portion	689,450	20,247
Total Current Liabilities	4,542,525	938,984
LONG-TERM DEBT
Deferred tax liability	1,424,173	-
Notes payable	34,513	39,307
TOTAL LIABILITIES	6,001,211	978,291

COMMITMENTS and CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 265,000,000 shares authorized,
58,607,066 and 48,300,162 shares issued and outstanding, respectively	58,607	48,300
Additional paid-in capital	41,529,283	5,278,284
Accumulated deficit	(607,244)	(676,708)
Total Stockholders' Equity	40,980,646	4,649,876
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 46,981,857	$ 5,628,167

The accompanying notes are an integral part of the consolidated financial statements.

KUSH BOTTLES, INC.
Consolidated Statements of Operations
	For the Years Ended
	August 31,
	2017	2016
REVENUE	$ 18,799,169	$ 8,215,452
COST OF GOODS SOLD	12,596,544	5,536,234

GROSS PROFIT	6,202,625	2,679,218

OPERATING EXPENSES

Depreciation and amortization	300,841	26,253
Stock compensation expense	943,125	137,887
Selling, general and administrative	4,578,300	2,430,623

Total Operating Expenses	5,822,266	2,594,763

INCOME FROM OPERATIONS	380,359	84,455

OTHER INCOME (EXPENSES)

Other income (expense)	(85,166)	7,582
Interest expense	(6,647)	(20,298)

Total Other Income (Expenses)	(91,813)	(12,716)

INCOME BEFORE INCOME TAXES	288,546	71,739

PROVISION FOR INCOME TAXES	219,082	-

NET INCOME	$ 69,464	$ 71,739

BASIC INCOME (LOSS) PER SHARE	$ 0.00	$ 0.00

DILUTED INCOME (LOSS) PER SHARE	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC	52,430,070	46,911,818

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - DILUTED	58,429,683	48,109,866

The accompanying notes are an integral part of the consolidated financial statements.

KUSH BOTTLES, INC.
Consolidated Statements of Stockholders' Equity

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, August 31, 2015	46,132,779	$ 46,133	$ 3,437,070	$ (748,447)	$ 2,734,756

Stock sold to investors	1,955,028	1,955	1,576,093	-	1,578,048

Stock option amortization	-	-	91,960	-	91,960

Accrued compensation paid in stock	147,500	147	95,049	-	95,196

Stock issued for prepaid machinery	25,000	25	32,225	-	32,250

Share-based compensation	39,855	40	45,887	-	45,927

Net income for the year ended
August 31, 2016	-	-	-	71,739	71,739

	48,300,162	$ 48,300	$ 5,278,284	$ (676,708)	$ 4,649,876

Stock sold to investors	1,776,250	1,776	3,023,121	-	3,024,897

Stock option amortization	-	-	527,572	-	527,572

Stock option exercises	225,557	226	218,774	-	219,000

Stock issued for services	305,097	305	671,132	-	671,437

Acquisition of CMP Wellness, LLC	7,800,000	7,800	31,344,600	-	31,352,400

Acquisition of roll-uh-bowl.com	200,000	200	465,800	-	466,000

Net income for the year ended
August 31, 2017	-	-	-	69,464	69,464

	58,607,066	$ 58,607	$ 41,529,283	$ (607,244)	$ 40,980,646

The accompanying notes are an integral part of the consolidated financial statements.

KUSH BOTTLES, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	August 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$ 69,464	$ 71,739
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	436,136	80,341
Stock compensation expense	943,125	137,887
Provision for deferred taxes	39,722	-

Changes in operating assets and liabilities
Accounts receivable	(759,946)	(53,452)
Prepaids	(566,474)	(410,817)
Inventory	(1,929,027)	(480,090)
Deposits	(31,754)	(12,220)
Accounts payable	565,861	(7,563)
Accrued expenses and other current liabilities	449,924	252,963

Net cash used in operating activities	(782,969)	(421,212)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of web domain	(150,000)	-
Acquisition of CMP Wellness, LLC	(1,500,000)	-
Purchase of property and equipment	(833,568)	(148,667)

Net cash used in investing activities	(2,483,568)	(148,667)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of related party loan	-	(75,000)
Drawdown on line of credit	-	155,000
Payments on line of credit	-	(240,000)
Payments on contingent cash consideration	(85,000)	-
Proceeds from notes payable	24,785	-
Repayment of notes payable	(27,164)	(22,425)
Proceeds from stock option exercises	219,000	-
Proceeds from sale of stock	3,024,897	1,578,048

Net cash provided by financing activities	3,156,518	1,395,623

NET INCREASE (DECREASE) IN CASH	(110,019)	825,744

CASH AT BEGINNING OF PERIOD	1,027,003	201,259

CASH AT END OF PERIOD	$ 916,984	$ 1,027,003

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$ 6,647	$ 20,298
Income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES
Services prepaid for in common stock	$ 255,884	$ -
Machinery prepaid for in stock	$ -	$ 32,250
Accrued compensation paid in stock	$ -	$ 95,196
Fair value of shares issued related to acquisition of business	$ 19,500,000	$ -
Fair value of shares issued related to acquisition of web domain	$ 466,000	$ -
Fair value of contingent equity consideration	$ 11,852,400	$ -
Notes payable issued as consideration of acquisition of business	$ 666,788	$ -

The accompanying notes are an integral part of the consolidated financial statements

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

Acquisition of CMP Wellness, LLC

On May 1, 2017, the Company entered into an agreement of merger agreement with Lancer West Enterprises, Inc, a California corporation, Walnut Ventures, a California corporation, Jason Manasse, an individual, and Theodore Nicols, an individual, pursuant to which each of Lancer West Enterprises, Inc and Walnut Ventures were merged with and into Merger Sub, with Merger Sub as the surviving corporation, resulting in the Company’s indirect acquisition of CMP Wellness, LLC, a California limited liability company, which prior to the merger, was owned 100% by Lancer West Enterprises, Inc and Walnut Ventures. CMP Wellness, LLC is a distributor of vaporizers, cartridges and accessories.

The acquisition was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The purchase price payable to Jason Manasse and Theodore Nicols at the closing of the merger in exchange for consummating the merger was comprised of an aggregate of $1,500,000 in cash, unsecured promissory notes in the aggregate principal amount of approximately $770,820, having a one-year maturity, and an aggregate of 7,800,000 restricted shares of the Company’s common stock. The purchase price is subject to customary post-closing adjustments with respect to confirmation of the levels of working capital and cash held by CMP Wellness, LLC as of the closing.  During the one-year period following the closing, Jason Manasse and Theodore Nicols may become entitled to receive up to an additional approximately $1,905,000 in cash, in the aggregate, and approximately 4,740,960 shares of common stock of the Company, in the aggregate, based on the future performance of CMP Wellness, LLC (See Note 2).

Basis of Presentation

The accompanying consolidated financial statements and related notes include the activity of the Company and its wholly owned subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Significant inter-company transactions and balances have been eliminated in consolidation.

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

KUSH BOTTLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Significant estimates relied upon in preparing these consolidated financial statements include revenue recognition, accounts receivable reserves, inventory and related reserves, valuations and purchase price allocations related to business combinations, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to record impairment charges related to intangible assets and goodwill, amortization periods, accrued expenses, stock-based compensation, and recoverability of the Company’s net deferred tax assets and any related valuation allowance.

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate.

The Company is subject to a number of risks similar to those of other companies of similar size and having a focus of serving the cannabis industry, including, the development stage of certain products, competition, limited number of suppliers, integration of acquisitions, substantial indebtedness, government regulations, protection of proprietary rights, and dependence on key individuals.

Segments

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, who is the chief executive officer, in deciding how to allocate resources and assessing performance. Over the past few years, the Company has completed a number of acquisitions. These acquisitions have allowed the Company to expand its offerings, presence and reach in the cannabis industry. While the Company has offerings in multiple geographic locations for its products for the cannabis industry, including as a result of the Company's acquisitions, the Company’s business operates in one operating segment because the majority of the Company's offerings operate similarly, and the Company’s chief operating decision maker evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and investments having an orginal maturity of 90 days or less that are readily convertible into cash. The Company invests its cash and cash equivalents with financial institutions with highly rated credit and monitors the amount on deposit at the financial institution. As of August 31, 2017 and 2016, the Company had $916,984 and $1,027,003, respectively.

Accounts Receivable

Trade accounts receivable are carried at their estimated collectible amounts.  Trade credit is generally extended on a short-term basis, thus trade receivables do not bear interest.  Trade accounts receivables are periodically evaluated for collectability based on past credit history and their current financial condition. The Company’s allowance for doubtful accounts was $25,000 and $2,000 as of August 31, 2017 and 2016, respectively.

Inventory

Inventories are stated at the lower of cost or net realizable value using the first-in first out (FIFO) method. The Company’s inventory consists of finished goods of $3,754,171 and $1,142,458 as of August 31, 2017 and 2016, respectively.

KUSH BOTTLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the shorter of estimated useful life of the asset or the lease term, after the asset is placed in service. The estimated useful lives of the property and equipment are generally as follows: computer software acquired for internal use, three to seven years; computer equipment, two to three years; leasehold improvements, three to life of lease; and furniture and equipment, one to 7 years. Gains and losses from the retirement or disposition of property and equipment are included in operations in the period incurred.  Maintenance and repairs are expensed as incurred.

Fair Value of Financial Instruments

The fair value of certain of our financial instruments, including cash and cash equivalents, receivables, other current assets, accounts payable, accrued compensation and employee benefits, other accrued liabilities and notes payable, approximate their carrying amounts because of the short-term maturity of these instruments.

Concentration of Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Collateral is not required for accounts receivable. The Company maintains an allowance for its doubtful accounts receivable. This allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with delinquent accounts. Receivables are written-off and charged against its recorded allowance when the Company has exhausted collection efforts without success. The Company’s losses related to collection of trade receivables have consistently been within management’s expectations. Due to these factors, no additional credit risk beyond amounts provided for collection losses, which the Company reevaluates on a monthly basis based on specific review of receivable agings and the period that any receivables are beyond the standard payment terms, is believed by management to be probable in the Company’s accounts receivable.

Although, the Company is directly affected by the overall financial condition of the cannabis industry, management does not believe significant credit risk exists as of August 31, 2017. The Company generally has not experienced any material losses related to receivables from individual customers or groups of customers. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance.

The Company purchases products from a small number of suppliers. A change in or loss of these suppliers could cause a delay in filling customer orders and a possible loss of sales, which would adversely affect results of operations; however, management believes that suitable replacement suppliers could be obtained in such an event.

Intangible Assets acquired through Business Combinations

Intangible assets, domain name, trademarks and non-compete agreements that are deemed to have a definite life are amortized over their estimated useful lives and intangible assets with an indefinite life are assessed for impairment at least annually. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization.

KUSH BOTTLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Impairment Assessment

The Company evaluates intangible assets and long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions, or other events that indicate an asset's carrying amount may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value. The Company evaluates and tests the recoverability of its goodwill for impairment at least annually during its fourth quarter of each fiscal year or more often if and when circumstances indicate that goodwill may not be recoverable. There was no impairment of intangible assets, long-lived assets or goodwill during years ended August 31, 2017 and 2016.

Valuation of Business Combinations and Acquisition of Intangible Assets

The Company records intangible assets acquired in business combinations and acquisitions of intangible assets under the purchase method of accounting. The Company accounts for acquisitions in accordance with FASB ASC Topic 805, Business Combinations. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the dates of acquisition. The Company then allocates the purchase price in excess of the fair value of the net tangible assets acquired to identifiable intangible assets, including purchased intangibles based on detailed valuations that use information and assumptions provided by management. The Company allocates any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill.

The Company uses the income approach, the relief from royalty method (both a market and income method), and the with and without method to determine the fair values of its purchased intangible assets. The Company uses the probability-weighted expected return method (an income approach) to determine the appropriate amount of contingent consideration to include in the purchase price for an acquisition. The Company bases its revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected industry trends and expected product introductions by competitors. In arriving at the value. The Company bases the discount rate used to arrive at a present value as of the date of acquisition on the time value of money and cannabis industry investment risk factors. For the intangible assets acquired, the Company used risk-adjusted discount rates ranging from 19 % to 26% to discount its projected cash flows. The Company believes that the estimated purchased intangible asset amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects.

The Company also used the income approach (probably weighted cash flow), as described above, to determine the estimated fair value of certain identifiable intangibles assets including domain names and tradenames. Domain names represent established relationships with customers, which provides a ready channel for the sale of additional products and services. Tradenames represent acquired product names that the Company intends to continue to utilize. The Company used the with and without method to ascertain the fair value of the non-competition agreement.

KUSH BOTTLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are not amortized but are evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company records intangible assets at historical cost. The Company amortizes its intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization is recorded over the estimated useful lives ranging from four to six years. The Company reviews intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that would indicate impairment and trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If the carrying value of an asset exceeds its undiscounted cash flows, the Company will write-down the carrying value of the intangible asset to its fair value in the period identified. The Company generally calculates fair value as the present value of estimated future cash flows to be generated by the asset using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, the Company will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

Consistent with prior years, the Company conducted its annual impairment test of goodwill during the fourth quarter of fiscal 2017. The estimate of fair value requires significant judgment. Any loss resulting from an impairment test would be reflected in operating income in the Company’s consolidated statements of income. The annual impairment testing process is subjective and requires judgment at many points throughout the analysis. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

Business Combinations

The Company uses its best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. The Company continues to collect information and reevaluates these estimates and assumptions quarterly and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.

Earnings Per Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, "Earnings per Share" (“ASC 260-10”).  Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock.  Diluted net loss per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.

Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net earnings by the sum of (a) the weighted average number of shares of common stock outstanding during the period and (b) the potentially dilutive securities outstanding during the period. Stock options are potentially dilutive securities; and the number of dilutive options is computed using the treasury stock method. The effect of the contingent equity consideration relating to the acquisition of CMP is also factored into the calculation of dilutive securities.

KUSH BOTTLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table sets forth the calculation of basic and diluted earnings per share:

	August 31,	August 31,
	2017	2016
Net income	$ 69,464	$ 71,739
Weighted average common shares outstanding for basic EPS	52,430,070	46,911,818
Net effect of dilutive options	1,258,653	1,198,048
Net effect of contingent equity consideration	4,740,960	-
Weighted average common shares outstanding for diluted EPS	58,429,683	48,109,866
Basic earnings (loss) per share	$ 0.00	$ 0.00
Diluted earnings (loss) per share	$ 0.00	$ 0.00

Comprehensive Income (loss)

Comprehensive income (loss) is the change in the Company’s equity (net assets) during each period from transactions and other events and circumstances from non-owner sources. During the years ended August 31, 2017 and 2016, the Company had no elements of comprehensive income or loss.

Revenue Recognition

It is the Company’s policy that revenues from product sales is recognized in accordance with ASC 605 "Revenue Recognition".  Four basic criteria must be met before revenue can be recognized; (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding fixed nature in selling prices of the products delivered and the collectability of those amounts.  The Company has not implemented any specific rebate programs. Provisions for discounts to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  During the years ended August 31, 2017 and 2016, the Company had provisions for sales discounts of $131,368 and $96,591, respectively. The Company has not established a formal customer incentive program, but considers and accommodates discounts to certain customers on a case by case basis, including by way of example, for volume shipping or for certain new customers with orders over a specific discretionary dollar threshold. The Company classifies the reimbursement by customers of shipping and handling costs as revenue and the associated cost as cost of revenue.

As of August 31, 2017 and 2016, the Company had a refund allowance of $0. Consistent with ASC 605-15-25-1, the Company considers factors such as historical return of products, estimated remaining shelf life, price changes from competitors, and introductions of competing products in establishing a refund allowance. The Company recognizes revenues as risk and title to products transfers to the customer (which generally occurs at the time shipment is made), the sales price is fixed or determinable, and collectability is reasonably assured.   The Company defers any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

KUSH BOTTLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The Company applies the provisions of ASC 740, "Accounting for Uncertainty in Income Taxes". The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that we will sustain the position on audit, including resolution of related appeals or litigation processes. The second step measures the tax benefit as the largest amount more than 50% likely of being realized upon ultimate settlement. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended August 31, 2017 and 2016, nor were any interest or penalties accrued as of August 31, 2017 and 2016. To the extent the Company may accrue interest and penalties, it elects to recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

KUSH BOTTLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company has a contingent consideration liability of $1,820,000, which consists of contingent cash consideration of $1,820,000 resulting from the acquisition of CMP (Note 2). The contingent consideration liability is calculated based on the weighted average probability of meeting certain milestones. This liability is remeasured at each reporting period. The Company had no other financial assets or liabilities that are measured at fair value on a recurring basis as of August 31, 2017 and 2016.

The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

Fair Value Measurement at Reporting Date Using

Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observerable Inputs	Unobservable Inputs
Description	August 31, 2017	(Level 1)	(Level 2)	(Level 3)
Contingent cash consideration liability	$ 1,820,000	$ -	$ -	$ 1,820,000

The Company classifies its contingent consideration liability within Level 3 as the valuation inputs are based on a combination of market observable and unobservable data. During the year ended August 31, 2017, the Company recognized a change in the fair value of its contingent consideration liability of $169,625, which increased liability from $1,735,375 to $1,905,000. A payment of $85,000 was made towards this liability during the year ended August 31, 2017, resulting in a net liability of $1,820,000.

Recently Issued Accounting Pronouncements

In September 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. The Company may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

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

KUSH BOTTLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

KUSH BOTTLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The acquisition consideration consisted of a cash payment of $1,500,000, unsecured promissory notes in the aggregate principal amount of approximately $770,820, having a one-year maturity, and an aggregate of 7,800,000 restricted shares of the Company’s common stock (equal to 13% of the Company’s common stock outstanding as of August 31, 2017). During the one-year period following the closing, the two sellers of CMP may become entitled to receive up to an additional $1,905,000 in cash, in the aggregate, and 4,740,960 shares of common stock of the Company, in the aggregate, based on the gross profit generated by CMP product line for the period from May 1, 2017 to April 30, 2018. Per the terms of the Merger Agreement, post-closing adjustments to CMP’s working capital is directly offset to the unsecured promissory notes payable. Management has estimated that the post-closing working capital adjustments amounted to $104,032, which management estimates will result in a decrease of the unsecured promissory notes payable from $770,820 to $666,788. In accordance with ASC 805, management has evaluated the estimated fair value of the contingent consideration based a probability-weighted assessment of the occurrence of CMP reaching certain gross profit earnout targets. The Company initially recorded a contingent liability for the contingent cash consideration of $1,735,375 $1,905,000 and recorded contingent equity consideration of $10,763,760. Based on information obtained during the fourth fiscal quarter, the Company revised its estimate of the contingent cash consideration from $1,735,375 to $1,905,000, and its estimate of the contingent equity consideration from $10,763,760 to $11,852,400. The fair value of the contingent equity consideration is recorded in additional paid in capital.

CMP’s assets acquired and liabilities assumed are recorded at their acquisition-date fair values. As part of the purchase price allocation, all intangible assets that were a part of the acquisition were identified and valued. It was determined that only non-competition agreements and trade name had separately identifiable values. Trade name represents the CMP product names that the Company intends to continue to use. The deferred income tax liability relates to the tax effect of acquired identifiable intangible assets as such amounts are not deductible for tax purposes.  For the acquisition discussed above, goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company determined that the acquisition of CMP resulted in the recognition of goodwill primarily because of synergies unique to the Company and the strength of its acquired workforce.

The results of operations of CMP were consolidated beginning on the date of the merger.  Acquisition-related transaction costs are not included as a component of consideration transferred, but are accounted for as an expense in the period in which the costs are incurred. Any excess of the acquisition consideration over the fair value of tangible and intangible assets acquired and liabilities assumed is allocated to goodwill. The amount of contingent consideration was recorded at its estimated fair value as of the acquisition date. The subsequent accounting for contingent consideration depends on whether the contingent consideration is classified as a liability or equity. The portion of contingent consideration classified as equity is not remeasured in subsequent accounting periods. However, contingent consideration classified as a liability is remeasured to its fair value at the end of each reporting period and the change in fair value is reflected in income or expense during that period. Any changes within the measurement period resulting from facts and circumstances that existed as of the acquisition date may result in retrospective adjustments to the provisional amounts recorded at the acquisition date.

KUSH BOTTLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The equity consideration received by CMP members was calculated based on the negotiated price per share of common stock of the Company of $2.50, which approximated the quoted market price on the acquisition date. The contingent equity consideration (number of common shares) was also calculated based on the negotiated price per share of common stock of the Company of $2.50, which approximated the quoted market price. The total preliminary acquisition consideration used in preparing the consolidated financial statements is as follows:

Acquisition Consideration:
	May 1, 2017	Measurement Period	August 31, 2017
	(As initially reported)	Adjustments (1)	(As adjusted)
Cash	$ 1,500,000	$ -	$ 1,500,000
Fair value of common shares issued to CMP members	19,500,000	-	19,500,000
Promissory notes	660,216	6,572	666,788
Estimated fair value contingent cash consideration	1,735,375	169,625	1,905,000
Estimated fair value contingent equity consideration	10,763,760	1,088,640	11,852,400
Total estimated acquisition consideration	$ 34,159,351	$ 1,264,837	$ 35,424,188

(1)

As of August 31, 2017, the Company revised its estimate of the contingent cash consideration from $1,735,375 to $1,905,000, and the Company revised its estimate of the contingent equity consideration from $10,763,760 to $11,852,400, to reflect the increased probability of the sellers of CMP reaching the maximum earnouts available. An additional post-closing adjustment of $6,572 was recorded, which resulted in an increase of the promissory notes from $660,216 to $666,788.

As of August 31, 2017, the Company revised the initial probability-weighted assessment of the contingent consideration. In accordance with the provisions of FASB ASC 805, the following table presents the preliminary allocation of the total fair value of consideration transferred, as discussed above, to the acquired tangible and intangible assets and assumed liabilities of CMP Wellness based on their estimated fair values as of the closing date of the transaction, measurement period adjustments recorded since that date and the adjusted allocation of the total fair value:

	May 1, 2017	Measurement Period	August 31, 2017
	(As initially reported)	Adjustments (1)	(As adjusted)
Accounts receivable	$ 735,513	$ -	$ 735,513
Inventory	655,970	-	655,970
Prepaid expenses	206,874	-	206,874
Fixed assets	1,737	-	1,737
Deposits	6,261	-	6,261
Deferred tax liability	-	(1,354,370)	(1,354,370)
Accounts payable and accrued liabilities	(105,124)	6,572	(98,552)
Total identifiable net assets	1,501,231	(1,347,798)	153,433
Trade name	-	2,600,000	2,600,000
Non-compete	-	800,000	800,000
Goodwill	32,658,120	(787,365)	31,870,755
Total fair value of consideration	$ 34,159,351	$ 1,264,837	$ 35,424,188

(1)

As of August 31, 2017, the Company allocated $2,600,000 and $800,000 to the trade name and non-compete, respectively. The Company also recorded a deferred tax liability of $1,354,370 associated with the CMP acquisition. An additional post-closing adjustment of $6,572 was recorded, which resulted in an increase of the promissory notes from $660,216 to $666,788.

KUSH BOTTLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Pro Forma Impact of the CMP Wellness, LLC Acquisition

The following unaudited summary pro forma financial information for the years ended August 31, 2017 and 2016 has been presented for illustrative purposes only and does not purport to represent what the Company’s results of operations would have been if the acquisition had occurred as presented, or to project the Company’s results of operations for any future periods. The pro forma financial information was prepared assuming the CMP Wellness Transaction occurred as of September 1, 2015. The pro forma adjustments are based on available information and certain assumptions that management believes are reasonable, including those pertaining to revenue, operating expenses, income taxes, and depreciation expense.

	For the Years Ended
	August 31,
	2017	2016
Revenues	$ 25,672,583	$ 11,375,944
Income from operations	1,654,934	488,886
Net income	821,368	431,033

Net income per common share:
Basic	$ 0.02	$ 0.01
Diluted	$ 0.01	$ 0.01

NOTE 3 – CONCENTRATIONS OF RISK

Supplier Concentrations

The Company purchases inventory from various suppliers and manufacturers. For the years ended August 31, 2017 and 2016, two vendors accounted for approximately 22% and 24%, respectively, of total inventory purchases.

Customer Concentrations

During the years ended August 31, 2017 and 2016, there were no customers which represented over 10% of the Company’s revenues. As of August 31, 2017, there were two customers who represented 25% of accounts receivable. As of August 31, 2016, there were no customers that accounted for over 10% of accounts receivable.

NOTE 4 – RELATED-PARTY TRANSACTIONS

The Company leases its California and Colorado facilities from related parties. During the years ended August 31, 2017 and 2016, the Company made rent payments of $202,800 and $174,750, respectively, to these related parties.

NOTE 5 – PROPERTY AND EQUIPMENT

The major classes of fixed assets consist of the following as of August 31, 2017 and 2016:

	August 31,	August 31,
	2017	2016
Machinery and equipment	$ 886,608	$ 147,577
Vehicles	144,845	116,592
Office Equipment	118,387	71,507
Leasehold improvements	71,545	63,323
	1,221,385	398,999
Accumulated Depreciation	(289,622)	(125,402)
	$ 931,763	$ 273,597

KUSH BOTTLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Depreciation expense was $177,139 and $80,341 for the years ended August 31, 2017 and 2016, respectively. Of the $177,139 of depreciation expense, $41,844 is included in depreciation and amortization expense and $135,295 is included in cost of goods sold on the consolidated statements of operations.

NOTE 6 – GOODWILL

The following table summarizes the changes in the carrying amount of goodwill for the fiscal years ended August 31, 2017 and 2016:

Balance as of August 31, 2016	$ 2,376,589
Acquisition of CMP Wellness, LLC	20,805,720
Contingent consideration related to CMP Wellness, LLC	11,852,400
Purchase price adjustments	(787,365)
Balance as of August 31, 2017	$ 34,247,344

NOTE 7 – ACQUISITION OF INTANGIBLE ASSETS

On May 3, 2017, pursuant to an Asset Purchase Agreement between the Company and RUB Acquisition, LLC (“Seller”), the Company acquired the domain name and inventory for $150,000 in cash and 200,000 shares of restricted common stock having a fair value of $466,000. During the one-year period following the closing, the Seller may become entitled to receive up to an additional $100,000 in cash and 400,000 shares of common stock of the Company if certain contingent milestones are achieved.  The Company accounted for the contingent consideration based upon a probability-weighted assessment of the occurrence of triggering events outlined in the asset purchase agreement. The Company initially recorded a preliminary contingent liability for the contingent cash consideration of $50,000 and recorded contingent equity consideration of $466,000. As of August 31, 2017, management determined that the probability of the Seller receiving the contingent earnout payments was remote. As a result and pursuant to guidance in ASC Topic 360-10-30-1 and Topic 450-20-25-2, the Company reduced the basis of the intangible asset by $516,000 to reflect these change of events. The fair value of the equity consideration issued at closing and the fair value of the contingent equity consideration was based on the closing price of the Company’s stock on May 3, 2017, which was $2.33.

The total acquisition consideration used in preparing the consolidated financial statements is as follows:

Asset Acquisition Consideration:
Cash	$ 150,000
Fair value of common shares issued to seller	466,000
Total estimated acquisition consideration	$ 616,000

The following table summarizes the allocation of the fair values of the assets acquired:

Inventory	$ 26,716
Finite-lived intangible assets:
Domain name	589,284
Net assets acquired	616,000
Total fair value of consideration	$ 616,000

As a result of the acquisition of CMP Wellness, LLC, on May 1, 2017, the Company identified an intangible asset of $2,600,000 relating to the CMP trade name acquired and $800,000 relating to non-compete agreement.

KUSH BOTTLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Intangible assets consist of the following:

			As of August 31, 2017		As of August 31, 2016
Weighted
Average
		Estimated	Gross		Gross
		Useful	Carrying	Accumulated	Carrying	Accumulated
Acquisition	Description	Life	Value	Amortization	Value	Amortization
Roll-Uh-Bowl	Domain name	5 years	$ 589,284	$ (47,886)	$ -	$ -

CMP Wellness, LLC	Trade name	6 years	2,600,000	(144,444)	-	-
	Non-compete agreement	4 years	800,000	(66,667)	-	-
			$ 3,989,284	$ (258,997)	$ -	$ -

The Company operates as one reporting segment. The Company determined that the web domain has an estimated useful life of five (5) years. Accordingly, amortization expense of $47,886 was recorded for the year ended August 31, 2017 The Company determined that the trade name has an estimated useful life of six (6) years and the non-compete has an estimated useful life of four (4) years. Amortization expense related to domain name, trade name and non-competition agreement is classified as a component of amortization of acquired intangible assets in the accompanying consolidated statement of operations.

The estimated remaining amortization expense for each of the five succeeding fiscal years:

Year ended August 31,
2018	$ 751,190
2019	751,190
2020	751,190
2021	684,523
2022	503,304
Thereafter	288,890
$ 3,730,287

NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	August 31,	August 31,
	2017	2016
Customer deposits	$ 319,492	$ 260,409
Accrued compensation	245,975	178,769
Income tax payable	219,082	-
Credit card liabilities	142,157	67,813
Deferred rent	25,881	18,810
Sales tax payable	17,182	23,300
Other accrued expenses	23,417	-
	$ 993,186	$ 549,101

KUSH BOTTLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 9 – NOTES PAYABLE

Promissory Notes Payable

As partial consideration for the acquisition of CMP, the Company issued the sellers unsecured promissory notes totaling $770,820. Management has estimated that the post-closing working capital adjustments amounted to $104,032, which resulted in a decrease of the unsecured promissory notes payable from $770,820 to $666,788. The promissory notes mature on May 1, 2018 and bear interest at an annual rate of 1.15%. The notes and accrued and unpaid interest are payable in quarterly installments beginning August 1, 2017. As of August 31, 2017, management has accrued for $1,917 of interest on the promissory notes, which is included in accrued expenses and other current liabilities. As of August 31, 2017, no principal or interest payments have been made. The principal balance of $666,788 is recognized in the current portion of notes payable in the consolidated balance sheets.

Automobile Contracts Payable

The Company has entered into purchase contracts for its vehicles.  The loans are secured by the vehicles and bear interest at an average interest rate of approximately 6% per annum. Future principal payments on these automobile contracts payable is summarized in the table below:

Principal
Year ended August 31,	Due
2018	$ 22,662
2019	19,310
2020	11,815
2021	3,389
$ 57,175

NOTE 10 – CONTINGENT CASH CONSIDERATION

The Company recognized estimated contingent cash consideration liability of $1,905,000 related to the CMP acquisition. As of August 31, 2017, the Company paid the first earn-out achieved of $85,000 to the sellers of CMP, resulting in a remaining liability of $1,820,000. The final determined CMP cash consideration earnout is payable in June of 2018. The CMP contingent cash consideration of $1,820,000 is included as a current liability on the consolidated balance sheets.

NOTE 11 – STOCKHOLDERS' EQUITY

Preferred Stock

The authorized preferred stock is 10,000,000 shares with a par value of $0.001. As of August 31, 2017 and 2016, the Company has no shares of preferred stock issued or outstanding.

Common Stock

The authorized common stock is 265,000,000 shares with a par value of $0.001. As of August 31, 2017 and 2016, 58,607,066 and 48,300,162 shares were issued and outstanding, respectively.

During the year ended August 31, 2017, the Company sold 1,776,250 shares of its common stock to investors in exchange for cash of $3,024,897.

Share-based Compensation

The Company recorded stock compensation expense of $943,125 and $137,887 for the years ended August 31, 2017 and 2016, respectively, in connection with the issuance of shares of common stock and options to purchase common stock.

KUSH BOTTLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During the year period ended August 31, 2017, the Company issued 305,097 shares of common stock to consultants in exchange for $415,553 of services rendered and $255,884 of prepaid services, for a total of $671,437. The $415,553 of services rendered is included in stock compensation expense on the consolidated statements of operations for the year ended August 31, 2017. The $255,884 of prepaid services is included in prepaid expenses and other current assets on the consolidated balance sheet as of August 31, 2017.

During the year ended August 31, 2016, the Company issued 187,355 shares of common stock to employees and consultants in exchange for $45,927 of services rendered, of which $95,196 was included in accrued expenses as of August 31, 2015.  In addition, on March 17, 2016, the Company issued 25,000 shares of common stock, valued at $32,250, as partial payment for the development of specific machinery and equipment. This amount is included in prepaid expenses as of August 31, 2016. The total amount of stock compensation expense pertaining to shares issued directly to employees and consultants was $45,927 for the year ended August 31, 2016. This amount is included in stock compensation expense on the consolidated statements of operations.

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

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of our stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the years ended August 31, 2017 and 2016:

	August 31,	August 31,
	2017	2016
Expected term (years)	1-4	2-4
Expected volatility	54%-62%	60%
Weighted-average volatility	54%-62%	60%
Risk-free interest rate	0.85%-1.60%	0.71%-1.20%
Dividend yield	0%	0%
Expected forfeiture rate	33%	33%

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

KUSH BOTTLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During the years ended August 31, 2017 and 2016, the Company issued 3,940,000 and 1,039,000 stock options, respectively, pursuant to the Company’s 2016 Stock Incentive Plan. A summary of the Company’s stock option activity during the year ended August 31, 2017 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance Outstanding, August 31, 2016	2,039,000	$ 0.57	5.15 years	$ 2,283,680
Granted	3,940,000	$ 2.29	9.60 years	-
Exercised	(232,500)	$ 1.02	-	-
Forfeited	(471,000)	$ 1.76	-	-
Balance Outstanding, August 31, 2017	5,275,500	$ 1.73	7.96 years	$ 917,610
Exercisable, August 31, 2017	1,595,528	$ 0.54	4.21 years	$ 2,171,065

The weighted-average grant-date fair value of options granted during the years ended August 31, 2017 and 2016, was $0.92 and $0.43, respectively. The weighted-average grant-date fair value of options forfeited during the year ended August 31, 2017 was $0.75. There were no options forfeited during the year ended August 31, 2016.

During the year ended August 31, 2017, the Company issued 215,000 shares of common stock in exchange for $219,000, pursuant to stock option exercises. In addition, the Company issued 10,557 shares of common stock pursuant to a cashless exercise of 17,500 stock options. There were no options exercised during the year ended August 31, 2016.

A summary of the status of the Company’s non-vested options as of August 31, 2017, and changes during year ended August 31, 2017, is presented below:

		Weighted
		Average
	No. of	Grant-Date
	Options	Fair Value
Nonvested at August 31, 2016	909,000	$ 221,227
Granted	3,940,000	2,420,571
Vested	(698,028)	(527,572)
Forfeited	(471,000)	(236,083)
Nonvested at August 31, 2017	3,679,972	$ 1,878,144

As of August 31, 2017, there was $1,878,144 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested during the year ended August 31, 2017 is $527,572.  This amount is included in stock compensation expense on the consolidated statements of operations.

KUSH BOTTLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 12 – INCOME TAXES

For financial reporting purposes, income before income taxes for fiscal 2017, fiscal 2016 includes the following components:

	August 31,	August 31,
	2017	2016
Pre-tax income:	$ 288,546	$ 71,739

Income before income taxes	$ 288,546	$ 71,739

The components of the provision for income taxes for fiscal 2017 and fiscal 2016 are as follows:

	August 31,	August 31,
	2017	2016
Federal tax	111,611	-
State tax	107,471	-
Total tax provision	$ 219,082	$ -

The net deferred tax asset generated by the loss carry-forward generated in previous fiscal years has been fully utilized during the year ended August 31, 2017. Deferred tax liability resulting from intangible assets that are non-deductible for tax purposes was recorded as a liability on the merger date.

The income tax benefit differs from the amount computed by applying the federal income tax rate of 34% to net earnings before income taxes. The provision for income tax consists of the following:

	August 31,	August 31,
	2017	2016
Federal income tax/benefit attributable to:
Current operations	$ 111,611	$ 24,391
Non-deductible entertainment	11,121	31,059
Penalties	7,310	-
Prior year adjustments	-	17,810
State tax, net of Federal benefit	72,375	9,516
Incentive stock options	126,734	-
Reorganization costs	43,620	-
Less: valuation of allowance	-	(82,776)
Less: utilization of allowance	(261,160)
Net provision for Federal income taxes	$ 111,611	$ -

KUSH BOTTLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The cumulative tax effect at the expected rate of 43% of significant items comprising our net deferred tax amount is as follows:

	August 31,	August 31,
	2017	2016
Deferred tax attributable to:
Net operating loss carryover	$ -	$ 149,622
Stock-based compensation	143,611	75,133
Issuance of restricted stock	58,683	-
Depreciation, amortization and other	(1,596,386)	2,197
Valuation allowance	-	(226,952)
Net deferred tax liability	$ (1,394,092)	$ -

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of August 31, 2017 and 2016, the Company had no accrued interest or penalties related to uncertain tax positions. The tax years that remain subject to examination by major taxing jurisdictions are for the years ended August 31, 2016, 2015 and 2014.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Lease

The Company’s corporate head-quarters and primary distribution center is located in Santa Ana, California. In July 2017, the Company entered into a facility lease in Garden Grove, California. The Garden Grove facility lease expires on August 1, 2022 and requires escalating monthly payments that range between $24,480 and $28,379. As part of the acquisition of CMP on May 1, 2017, the Company assumed the lease for CMP’s facility located in Lawndale, California. The lease expires in January 2019, and requires escalating monthly payments that range between $4,031 and $4,143. On April 1, 2016, the Company entered into a sublease agreement for a facility located in Woodinville, Washington. The lease commenced on July 15, 2016 and expires on January 31, 2020, and requires escalating monthly payments that range between $14,985 and $16,022. Effective April 10, 2015, the Company assumed the facility lease in Denver, Colorado, which is the headquarters of operations for its wholly-owned subsidiary, Dank. On September 1, 2016, the Colorado facility lease was amended to include additional office space. The lease runs through March 31, 2020 and requires escalating monthly payments, ranging between $4,800 and $7,300. During the years ended August 31, 2017 and 2016, the Company recognized $398,802 and $226,559, respectively, of rental expense, related to its office, retail and warehouse space.

Minimum future commitments under non-cancelable operating leases and other obligations were as follows:

Year ended August 31,
2018	613,712
2019	601,102
2020	444,420
2021	322,604
2022	332,278
$ 2,314,116

Other Commitments

In the ordinary course of business, the Company may enter into contractual purchase obligations and other agreements that are legally binding and specify certain minimum payment terms. The Company had no such agreements as of August 31, 2017.

KUSH BOTTLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims as of August 31, 2017.

NOTE 14 – SUBSEQUENT EVENTS

On November 16, 2017, we and KIM as borrowers, and all of our other subsidiaries, as credit parties, entered into a Loan and Security Agreement (the “Loan Agreement”) with Gerber Finance Inc., as lender (“Gerber”), effective as of November 6, 2017. The Loan Agreement provides a secured revolving credit facility (the “Revolving Line”) in an aggregate principal amount of up to $2.0 million at any time outstanding, of which $1,500,000 was drawn as of November 24, 2017. Under the terms of the Loan Agreement, the principal amount of loans, plus the face amount of any outstanding letters of credit, at any time outstanding cannot exceed up to 85% of our eligible receivables minus reserves. Under the terms of the Loan Agreement, we may also request letters of credit from Gerber. The proceeds of the loans under the Loan Agreement will be used for working capital and general corporate purposes. The Revolving Line has a maturity date of November 6, 2019. Borrowings under the Revolving Line accrues interest at a rate based on the prime rate as customarily defined, plus a margin of 3.0%.

Subsequent to August 31, 2017 and through November 27, 2017, the Company sold 1,360,507 shares of common stock to accredited investors in exchange for cash consideration of $2,040,761.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 28, 2017

By: /s/ Nicholas Kovacevich

Nicholas Kovacevich

Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Nicholas Kovacevich
Nicholas Kovacevich	Chairman and Chief Executive Officer	November 28, 2017
(principal executive officer)

/s/ Jim McCormick
Jim McCormick	Chief Financial Officer	November 28, 2017
(principal financial and accounting officer)

/s/ Dallas Imbimbo
Dallas Imbimbo	Director	November 28, 2017

/s/ Eric Baum
Eric Baum	Director	November 28, 2017

/s/ Barbara Goodstein
Barbara Goodstein	Director	November 28, 2017

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit Number	Description of Exhibit
2.1(1)	Stock Purchase Agreement dated as of March 4, 2014, by and among Dallas Imbimbo, Nicholas Kovacevich, Jeffrey Meng, John Kovacevich and Kush Bottles, Inc.
2.2† (3)	Merger Agreement dated as of May 1, 2017 by and among Kush Bottles, Inc., KBCMP, Inc., Lancer West Enterprises, Inc., Walnut Ventures, Jason Manasse, and Theodore Nicols
3.1(1)	Certificate of Incorporation filed with the Secretary of State of Nevada on February 26, 2014
3.2(1)	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of Nevada on March 7, 2014
3.3(1)	Bylaws
10.1#(1)	Employment Agreement dated as of February 18, 2014, by and between KIM International Corporation and Ben Wu
10.2(1)	Sublease Agreement dated as of August 1, 2012, by and between 3 Kings Ventures and Kush Bottles, Inc.
10.3(1)	Equity Purchase Agreement dated as of April 10, 2015 by and between Kush Bottles, Inc. and members of Dank Bottles, LLC
10.4(2)	Kush Bottles, Inc. 2016 Stock Incentive Plan
10.5#(4)	Offer Letter dated as of July 3, 2017 by and between Kush Bottles, Inc. and Jim McCormick
10.6(5)	Loan and Security Agreement by and among Gerber Finance Inc., Kush Bottles, Inc., Kim International Corporation, Dank Bottles, LLC, KBCMP, Inc. and CMP Wellness, LLC, effective as of November 6, 2017
10.7#*	Director Compensation Arrangements
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1**	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)

Previously filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form 10 (filed May 29, 2015) and incorporated by reference thereto.

(2)

Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (filed February 9, 2016) and incorporated by reference thereto.

(3)

Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed May 4, 2017) and incorporated by reference thereto.

(4)

Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed August 3, 2017) and incorporated by reference thereto.

(5)

Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed November 21, 2017) and incorporated by reference thereto.

*

Filed herewith.

**

This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

#

Management contract or compensatory plan or arrangement.

†

The schedules and exhibits to this agreement have been omitted. A copy of any omitted schedule or exhibit will be furnished to the SEC supplementally upon request.