Form 10-Q
period 2017-11-30
Kush Bottles, Inc.
filed 2018-01-16
CIK 1604627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File Number: 000-55418

kush bottles, inc.

(Name of small business issuer as specified in its charter)

Nevada	46-5268202
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 Newport Circle, Santa Ana, CA 92705

(Address of Principal Executive Offices) (Zip Code)

(714) 243-4311

(Registrant's telephone number, including area code)

N/A
Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 61,786,868 shares outstanding as of January 15, 2018.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management and information currently available to management. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology.

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

Factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to:

•	Trends affecting our financial condition, results of operations or future prospects;
•	Our business and growth strategies;
•	Our financing plans and forecasts;
•	The factors that we expect to contribute to our success and our ability to be successful in the future;
•	Our business model and strategy for realizing positive results as sales increase;
•	Competition, including our ability to respond to such competition and its expectations regarding continued competition in the market in which we compete;
•	Our ability to meet our projected operating expenditures and the costs associated with development of new projects;
•	Our ability to pay dividends or to pay any specific rate of dividends, if declared;
•	The impact of new accounting pronouncements on our financial statements;
•	That our cash flows from operating activities will be sufficient to meet our operating expenditures;
•	Our market risk exposure and efforts to minimize risk;
•	Development opportunities and our ability to successfully take advantage of such opportunities;
•	Regulations, including anticipated taxes, tax credits or tax refunds expected;
•	The outcome of various tax audits and assessments, including appeals thereof, timing of resolution of such audits, our estimates as to the amount of taxes that will ultimately be owed and the impact of these audits on our financial statements;
•	Our overall outlook including all statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•	That estimates and assumptions made in the preparation of financial statements in conformity with US GAAP may differ from actual results; and
•	Our expectations as to future financial performance, cash and expense levels and liquidity sources.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and our other filings with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Kush Bottles, Inc., and its subsidiaries.

1

KUSH BOTTLES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

KUSH BOTTLES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	November 30,	August 31,
	2017	2017
ASSETS
CURRENT ASSETS
Cash	$5,549,431	$916,984
Accounts receivable, net of allowance	2,764,713	1,695,303
Prepaid expenses and other current assets	3,146,759	1,625,689
Inventory	3,850,678	3,754,171
Total Current Assets	15,311,581	7,992,147
Goodwill	34,247,344	34,247,344
Intangible assets, net	3,586,489	3,730,287
Deposits	50,235	50,235
Deferred tax asset	30,081	30,081
Property and equipment, net	924,872	931,763
TOTAL ASSETS	$54,150,602	$46,981,857
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,889,378	$1,039,889
Accrued expenses and other current liabilities	1,264,054	993,186
Contingent cash consideration	1,735,000	1,820,000
Notes payable – current portion	358,253	689,450
Line of credit – current portion	1,500,000	—
Total Current Liabilities	6,746,685	4,542,525
LONG-TERM DEBT
Deferred tax liability	1,424,173	1,424,173
Notes payable	26,820	34,513
TOTAL LIABILITIES	8,197,678	6,001,211
COMMITMENTS and CONTINGENCIES	—	—
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 265,000,000 shares authorized, 60,006,178 and 58,607,066 shares issued and outstanding, respectively	60,006	58,607
Additional paid-in capital	43,841,497	41,529,283
Stock Payables	2,564,050	—
Accumulated deficit	(512,629)	(607,244)
Total Stockholders' Equity	45,952,924	40,980,646
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$54,150,602	$46,981,857

See accompanying notes to the unaudited condensed consolidated financial statements

KUSH BOTTLES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended November 30,
	2017	2016
REVENUE	$8,847,115	$2,472,295
COST OF GOODS SOLD	6,162,120	1,637,652
GROSS PROFIT	2,684,995	834,643
OPERATING EXPENSES
Depreciation and amortization	201,814	9,304
Stock compensation expense	381,743	115,244
Selling, general and administrative	1,949,995	847,076
Total Operating Expenses	2,533,552	971,624
INCOME (LOSS) FROM OPERATIONS	151,443	(136,981)
OTHER INCOME (EXPENSES)
Other expense	—	(23,944)
Interest expense	(2,413)	(1,033)
Total Other Income (Expenses)	(2,413)	(24,977)
INCOME (LOSS) BEFORE INCOME TAXES	149,030	(161,958)
PROVISION FOR INCOME TAXES	54,415	—
NET INCOME (LOSS)	$94,615	$(161,958)
BASIC INCOME (LOSS) PER SHARE	$0.00	$(0.00)
DILUTED INCOME (LOSS) PER SHARE	$0.00	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	59,194,323	48,713,496
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	65,908,368	50,511,299

See accompanying notes to the unaudited condensed consolidated financial statements

KUSH BOTTLES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	November 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$94,615	$(161,958)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	201,814	29,735
Depreciation cost of goods sold	41,776	—
Stock compensation expense	381,743	115,244
Changes in operating assets and liabilities
Accounts receivable	(1,069,410)	(66,174)
Prepaids	(1,545,793)	(366,550)
Inventory	(96,507)	(94,262)
Accounts payable	760,577	176,696
Accrued expenses and other current liabilities	270,868	(111,351)
Net cash used in operating activities	(960,317)	(478,620)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of web domain	(44,321)	—
Purchase of property and equipment	(48,580)	(164,976)
Net cash used in investing activities	(92,901)	(164,976)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of car loan	(5,495)	—
Earn out payable	(85,000)	—
Repayment of note payable	(333,395)	(4,967)
Proceeds from line of credit	1,500,000	—
Proceeds from sale of stock	4,609,555	1,621,999
Net cash provided by financing activities	5,685,665	1,617,032
NET INCREASE (DECREASE) IN CASH	4,632,447	973,436
CASH AT BEGINNING OF PERIOD	916,984	1,027,003
CASH AT END OF PERIOD	$5,549,431	$2,000,439
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$2,370	$1,033
Income taxes	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Services prepaid for in common stock	34,077	$103,617

See accompanying notes to the condensed consolidated financial statements

KUSH BOTTLES, INC. AND SUBSIDIARIES

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

Acquisition of CMP Wellness, LLC

On May 1, 2017, the Company entered into an agreement of merger agreement with Lancer West Enterprises, Inc. a California corporation, Walnut Ventures, a California corporation, Jason Manasse, an individual, and Theodore Nicols, an individual, pursuant to which each of Lancer West Enterprises, Inc. and Walnut Ventures were merged with and into Merger Sub, with Merger Sub as the surviving corporation, resulting in the Company’s indirect acquisition of CMP Wellness, LLC, a California limited liability company, which prior to the merger, was owned 100% by Lancer West Enterprises, Inc. and Walnut Ventures. CMP Wellness, LLC is a distributor of vaporizers, cartridges and accessories.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes include the activity of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. All intercompany balances and transactions have been eliminated. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Our operating results for the three month period ended November 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ended August 31, 2018, or for any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended August 31, 2017. The condensed consolidated balance sheet as of August 31, 2017 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017 that have had a material impact on our condensed consolidated financial statements and related notes.

KUSH BOTTLES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Significant estimates relied upon in preparing these unaudited condensed consolidated financial statements include revenue recognition, accounts receivable reserves, inventory and related reserves, valuations and purchase price allocations related to business combinations, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to record impairment charges related to intangible assets and goodwill, amortization periods, accrued expenses, stock-based compensation, and recoverability of the Company’s net deferred tax assets and any related valuation allowance.

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

Segments

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, who is the chief executive officer, in deciding how to allocate resources and assessing performance. Over the past few years, the Company has completed a number of acquisitions. These acquisitions have allowed the Company to expand its offerings, presence and reach in the cannabis industry. While the Company has offerings in multiple geographic locations for its products for the cannabis industry, including as a result of the Company's acquisitions, the Company’s business operates in one operating segment because the majority of the Company's offerings operate similarly, and the Company’s chief operating decision maker evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the unaudited condensed consolidated financial statements.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and investments having an original maturity of 90 days or less that are readily convertible into cash. The Company invests its cash and cash equivalents with financial institutions with highly rated credit and monitors the amount on deposit at the financial institution. As of November 30, 2017 and August 31, 2017, the Company had $5,549,431 and $916,984 respectively.

Accounts Receivable

Trade accounts receivable are carried at their estimated collectible amounts.  Trade credit is generally extended on a short-term basis, thus trade receivables do not bear interest.  Trade accounts receivables are periodically evaluated for collectability based on past credit history and their current financial condition. The Company’s allowance for doubtful accounts was $40,478 and $25,000 as of November 30, 2017 and August 31, 2017, respectively.

KUSH BOTTLES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Inventory

Inventories are stated at the lower of cost or net realizable value using the first-in first out (FIFO) method. The Company’s inventory consists of finished goods of $3,850,678 and $3,754,171 as of November 30, 2017 and August 31, 2017, respectively.

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

Concentration of Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Collateral is not required for accounts receivable. The Company maintains an allowance for its doubtful accounts receivable. This allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with delinquent accounts. Receivables are written-off and charged against its recorded allowance when the Company has exhausted collection efforts without success. The Company’s losses related to collection of trade receivables have consistently been within management’s expectations. Due to these factors, no additional credit risk beyond amounts provided for collection losses, which the Company reevaluates on a monthly basis based on specific review of receivable aging and the period that any receivables are beyond the standard payment terms, is believed by management to be probable in the Company’s accounts receivable.

Although, the Company is directly affected by the overall financial condition of the cannabis industry, management does not believe significant credit risk exists as of November 30, 2017. The Company generally has not experienced any material losses related to receivables from individual customers or groups of customers. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance.

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

KUSH BOTTLES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Impairment Assessment

The Company evaluates intangible assets and long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions, or other events that indicate an asset's carrying amount may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value. The Company evaluates and tests the recoverability of its goodwill for impairment at least annually during its fourth quarter of each fiscal year or more often if and when circumstances indicate that goodwill may not be recoverable. There was no impairment of intangible assets, long-lived assets or goodwill during the three months ended November 30, 2017 and for the fiscal year ended August 31, 2017.

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

The Company uses the income approach, the relief from royalty method (both a market and income method), and the with and without method to determine the fair values of its purchased intangible assets. The Company uses the probability-weighted expected return method (an income approach) to determine the appropriate amount of contingent consideration to include in the purchase price for an acquisition. The Company bases its revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected industry trends and expected product introductions by competitors. In arriving at the value. The Company bases the discount rate used to arrive at a present value as of the date of acquisition on the time value of money and cannabis industry investment risk factors. For the intangible assets acquired, the Company used risk-adjusted discount rates ranging from 19% to 26% to discount its projected cash flows. The Company believes that the estimated purchased intangible asset amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects.

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

Consistent with prior years, the Company conducted its annual impairment test of goodwill during the fourth quarter of fiscal 2017. The estimate of fair value requires significant judgment. Any loss resulting from an impairment test would be reflected in operating income in the Company’s unaudited condensed consolidated statements of income. The annual impairment testing process is subjective and requires judgment at many points throughout the analysis. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

KUSH BOTTLES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Three months ended
	November 30,	November 30,
	2017	2016
Net income (loss)	$94,615	$(161,958)
Weighted average common shares outstanding for basic EPS	59,194,323	48,713,496
Net effect of dilutive options	1,973,085	1,797,803
Net effect of contingent equity consideration	4,740,960	—
Weighted average common shares outstanding for diluted EPS	65,908,368	50,511,299
Basic earnings (loss) per share	$0.00	$(0.00)
Diluted earnings (loss) per share	$0.00	$(0.00)

Comprehensive Income (loss)

Comprehensive income (loss) is the change in the Company’s equity (net assets) during each period from transactions and other events and circumstances from non-owner sources. During the quarters ended November 30, 2017 and 2016, the Company had no elements of comprehensive income or loss.

KUSH BOTTLES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Revenue Recognition

It is the Company’s policy that revenues from product sales is recognized in accordance with ASC 605 "Revenue Recognition".  Four basic criteria must be met before revenue can be recognized; (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding fixed nature in selling prices of the products delivered and the collectability of those amounts.  The Company has not implemented any specific rebate programs. Provisions for discounts to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. During the three month period ended November 30, 2017 and 2016, we had no provisions for sales discounts of $0 and $19,457, respectively. The Company has not established a formal customer incentive program, but considers and accommodates discounts to certain customers on a case by case basis, including by way of example, for volume shipping or for certain new customers with orders over a specific discretionary dollar threshold. The Company classifies the reimbursement by customers of shipping and handling costs as revenue and the associated cost as cost of revenue.

As of November 30, 2017 and, 2016, the Company had a refund allowance of $0 and $0, respectively. Consistent with ASC 605-15-25-1, the Company considers factors such as historical return of products, estimated remaining shelf life, price changes from competitors, and introductions of competing products in establishing a refund allowance. The Company recognizes revenues as risk and title to products transfers to the customer (which generally occurs at the time shipment is made), the sales price is fixed or determinable, and collectability is reasonably assured.   The Company defers any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

KUSH BOTTLES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company applies the provisions of ASC 740, "Accounting for Uncertainty in Income Taxes". The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that we will sustain the position on audit, including resolution of related appeals or litigation processes. The second step measures the tax benefit as the largest amount more than 50% likely of being realized upon ultimate settlement. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the three month ended November 30, 2017 and the fiscal year ended August 31, 2017, nor were any interest or penalties accrued as of November 30, 2017 and August 31, 2016.

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

The Company has a contingent consideration liability of $1,820,000, which consists of contingent cash consideration of $1,820,000 resulting from the acquisition of CMP (Note 2). The contingent consideration liability is calculated based on the weighted average probability of meeting certain milestones. This liability is remeasured at each reporting period. The Company had no other financial assets or liabilities that are measured at fair value on a recurring basis as of November 30, 2017.

KUSH BOTTLES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

		Fair Value Measurement at Reporting Date Using
Description	November 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent consideration liability	$1,820,000	$—	$—	$1,820,000

The Company classifies its contingent consideration liability within Level 3 as the valuation inputs are based on quoted market prices and market observable data. During the three months ended November 30, 2017, the Company did not recognize any change in the fair value of its contingent consideration liability of $1,820,000.

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

KUSH BOTTLES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 2 – ACQUISITION OF CMP WELLNESS, LLC

On May 1, 2017 (“Merger Date”), the Company and KBCMP, Inc., a Delaware corporation and newly formed wholly-owned subsidiary of the Company (“Merger Sub”), entered into an Agreement of Merger (the “Merger Agreement”) with Lancer West Enterprises, Inc. a California corporation and Walnut Ventures, a California corporation, pursuant to which each of Lancer West Enterprises, Inc. and Walnut Ventures were merged with and into Merger Sub, with Merger Sub as the surviving corporation, resulting in the Company’s indirect acquisition of CMP Wellness, LLC (“CMP”), a California limited liability company, which prior to the merger, was owned 100% by Lancer West Enterprises, Inc. and Walnut Ventures. Membership interest in CMP was the sole and only asset of Lancer West Enterprises, Inc. and Walnut Ventures. As a result, CMP became a wholly-owned subsidiary of the Company. CMP is a distributor of vaporizers, cartridges and accessories. The Company’s Directors believed the acquisition of CMP and the product offerings of CMP leveraged the Company’s existing product development program and provided the Company with the possibility of generating near term revenue and operating cash flow, as well as establishing a commercial platform whereby other cannabis industry-support products may be accessed in the future. Going forward, the existing product offering and other product licensing opportunities, will be the basis of the Company's long-term product portfolio.

KUSH BOTTLES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The acquisition consideration consisted of a cash payment of $1,500,000, unsecured promissory notes in the aggregate principal amount of approximately $770,820, having a one-year maturity, and an aggregate of 7,800,000 restricted shares of the Company’s common stock (equal to13.0% of the Company’s common stock outstanding as of November 30, 2017). During the one-year period following the closing, the two sellers of CMP may become entitled to receive up to an additional $1,905,000 in cash, in the aggregate, and 4,740,960 shares of common stock of the Company, in the aggregate, based on the gross profit generated by CMP product line for the period from May 1, 2017 to April 30, 2018. Per the terms of the Merger Agreement, post-closing adjustments to CMP’s working capital is directly offset to the unsecured promissory notes payable. Management has estimated that the post-closing working capital adjustments amounted to $104,032, which management estimates will result in a decrease of the unsecured promissory notes payable from $770,820 to $666,788. In accordance with ASC 805, management has evaluated the estimated fair value of the contingent consideration based a probability-weighted assessment of the occurrence of CMP reaching certain gross profit earnout targets. The Company initially recorded a contingent liability for the contingent cash consideration of $1,735,375 $1,905,000 and recorded contingent equity consideration of $10,763,760. Based on information obtained during the fourth fiscal quarter, the Company revised its estimate of the contingent cash consideration from $1,735,375 to $1,905,000, and its estimate of the contingent equity consideration from $10,763,760 to $11,852,400. The fair value of the contingent equity consideration is recorded in additional paid in capital.

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

KUSH BOTTLES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Acquisition Consideration:

	May 1, 2017	Measurement	November 30,
	(As initially reported)	Period Adjustments (1)	2017 (As adjusted)
Cash	$1,500,000	$—	$1,500,000
Fair value of common shares issued to CMP members	19,500,000	—	19,500,000
Promissory notes	660,216	6,572	333,393
Estimated fair value contingent cash consideration	1,735,375	169,625	1,905,000
Estimated fair value contingent equity consideration	10,763,760	1,088,640	11,852,400
Total estimated acquisition consideration	$34,159,351	$1,264,837	$35,090,793

(1)	As of August 31, 2017, the Company revised its estimate of the contingent cash consideration from $1,735,375 to $1,905,000, and the Company revised its estimate of the contingent equity consideration from $10,763,760 to $11,852,400, to reflect the increased probability of the sellers of CMP reaching the maximum earnouts available. An additional post-closing adjustment of $6,572 was recorded, which resulted in an increase of the promissory notes from $660,216 to $666,788. The balance of the note payable at November 30, 2017 reflects principal payments of $333,395 made to the sellers of CMP.

KUSH BOTTLES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – CONCENTRATIONS OF RISK

Supplier Concentrations

The Company purchases inventory from various suppliers and manufacturers. For the three months ended November 30, 2017 and 2016, two vendors, Transpring and Shenzhen Buddy Technology Co. Ltd., accounted for approximately 30% and 13%, respectively, of total inventory purchases.

Customer Concentrations

During the three months ended November 30, 2017 there was one customer which represented over 10% of the Company’s revenues there were no such customers for the same period ended November 30, 2016. As of November 30, 2017, there were two customers who represented 26% of accounts receivable. As of November 30, 2017, there was one customer that accounted for over 10% of accounts receivable.

NOTE 4 – RELATED-PARTY TRANSACTIONS

The Company leases its California and Colorado facilities from related parties. During the three months ended November 30, 2017 and 2016, the Company made rent payments of $53,660 and $50,700, respectively, to these related parties.

NOTE 5 – PROPERTY AND EQUIPMENT

The major classes of fixed assets consist of the following as of November 30, 2017 and August 31, 2017:

	November 30,	August 31,
	2017	2017
Machinery and equipment	$887,203	$886,608
Vehicles	144,845	144,845
Office Equipment	130,085	118,387
Leasehold improvements	107,832	71,545
	1,269,965	1,221,385
Accumulated Depreciation	(345,093)	(289,622)
	$924,872	$931,763

Depreciation expense was $55,472 and $29,510, for the three months ended November 2017 and 2016, respectively. Of the $55,472 of depreciation expense, $13,696 is included in depreciation and amortization expense and $41,776 is included in cost of goods sold on the consolidated statements of operations.

NOTE 6 – INTANGIBLE ASSETS

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

KUSH BOTTLES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The total acquisition consideration used in preparing the consolidated financial statements is as follows:

Asset Acquisition Consideration:
Cash	$150,000
Fair value of common shares issued to seller	466,000
Total estimated acquisition consideration	$616,000

The following table summarizes the allocation of the fair values of the assets acquired:

Inventory	$26,716
Finite-lived intangible assets:
Domain name	589,284
Net assets acquired	616,000
Total fair value of consideration	$616,000

As a result of the acquisition of CMP Wellness, LLC, on May 1, 2017, the Company identified an intangible asset of $2,600,000 relating to the CMP trade name acquired and $800,000 relating to non-compete agreement.

Intangible assets consist of the following:

		Weighted
		Average	As of November 30, 2017		As of November 30, 2016
		Estimated	Gross		Gross
		Useful	Carrying	Accumulated	Carrying	Accumulated
Acquisition	Description	Life	Value	Amortization	Value	Amortization
Roll-Uh-Bowl	Domain name	5 years	$589,284	$(77,350)	$—	$—

CMP Wellness, LLC	Trade name	6 years	2,600,000	(252,777)	—	—
	Non-compete agreement	4 years	800,000	(116,667)	—	—
			$3,989,284	$(446,794)	$—	$—

The Company operates as one reporting segment. The Company determined that the web domain has an estimated useful life of five (5) years. The Company determined that the trade name has an estimated useful life of six (6) years and the non-compete has an estimated useful life of four (4) years. Amortization expense related to domain name, trade name and non-competition agreement is classified as a component of amortization of acquired intangible assets in the accompanying consolidated statement of operations. Accordingly, amortization expense of $188,118 was recorded for the three months ended November 30, 2017.

KUSH BOTTLES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	November 30,	August 31,
	2017	2017
Customer deposits	$710,063	$342,909
Accrued compensation	189,748	245,975
Income tax payable	273,497	219,082
Credit card liabilities	51,854	142,157
Deferred rent	25,301	25,881
Sales tax payable	13,591	17,182
	$1,264,054	$993,186

NOTE 8 – NOTES PAYABLE

As partial consideration for the acquisition of CMP, the Company issued the sellers unsecured promissory notes totaling $770,820. Management has estimated that the post-closing working capital adjustments amounted to $104,032, which resulted in a decrease of the unsecured promissory notes payable from $770,820 to $666,788. The promissory notes mature on May 1, 2018 and bear interest at an annual rate of 1.15%. The notes and accrued and unpaid interest are payable in quarterly installments beginning August 1, 2017. As of November 30, 2017, management has accrued for $1,438 of interest on the promissory notes, which is included in accrued expenses and other current liabilities. The principal balance of $ 333,394 is recognized in the current portion of notes payable in the consolidated balance sheet as of November 30, 2017. Principal payments of $333,394 were made during the quarter ended November 30, 2017.

Automobile Contracts Payable

The Company has entered into purchase contracts for its vehicles.  The loans are secured by the vehicles and bear interest at an average interest rate of approximately 6% per annum. Future principal payments on these automobile contracts payable is summarized in the table below:

Principal
Year ended August 31,	Due
2018	$20,483
2019	17,453
2020	10,679
2021	3,063
$51,678

NOTE 9 – LOAN AGREEMENT

On November 16, 2017, we and KIM as borrowers, and all of our other subsidiaries, as credit parties, entered into a Loan and Security Agreement (the “Loan Agreement”) with Gerber Finance Inc., as lender (“Gerber”), effective as of November 6, 2017. The Loan Agreement provides a secured revolving credit facility (the “Revolving Line”) in an aggregate principal amount of up to $2.0 million at any time outstanding, of which $1,502,418 including accrued interest was outstanding on November 30th, 2017. Under the terms of the Loan Agreement, the principal amount of loans, plus the face amount of any outstanding letters of credit, at any time outstanding cannot exceed up to 85% of our eligible receivables minus reserves. Under the terms of the Loan Agreement, we may also request letters of credit from Gerber. The proceeds of the loans under the Loan Agreement will be used for working capital and general corporate purposes. The Revolving Line has a maturity date of November 6, 2019. Borrowings under the Revolving Line accrues interest at a rate based on the prime rate as customarily defined, plus a margin of 3.0%.

KUSH BOTTLES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 – STOCKHOLDERS' EQUITY

Preferred Stock

The authorized preferred stock is 10,000,000 shares with a par value of $0.001. As of November 30, 2017 and August 31, 2017, the Company has no shares of preferred stock issued or outstanding.

Common Stock

The authorized common stock is 265,000,000 shares with a par value of $0.001. As of November 30, 2017 and August 31, 2017, 60,006,178 and 58,607,066 shares were issued and outstanding, respectively.

During the three months ended November 30, 2017, the Company sold 1,363,674 shares of its common stock to investors in exchange for cash of $2,045,505. For the same period ended November 30, 2017 the Company collected $2,564,050 of cash in advance of issuing the related 1,709,366 shares in the subsequent period. This amount is reflected as stock payable in the Company’s financial statements at November 30, 2017.

Share-based Compensation

The Company recorded stock compensation expense of $381,743 and $115,244 for the three month periods ended November 30, 2017 and 2016, respectively, in connection with the issuance of shares of common stock and options to purchase common stock.

During the three month period ended November 30, 2017, the Company issued 27,231 shares of common stock to consultants in exchange for $20,000 of services rendered and $34,077 of prepaid services, for a total of $54,077. The $34,077 of prepaid services is included in prepaid expenses on the condensed consolidated balance sheet of which $14,602 has been amortized as of November 30, 2017.

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

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of our stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the three months ended November 30, 2017 and 2016:

	November 30,	November 30,
	2017	2016
Expected term (years)	1-4	1-4
Expected volatility	60%	60%
Weighted-average volatility	60%	60%
Risk-free interest rate	1.14%-1.97%	0.85%-1.57%
Dividend yield	0%	0%
Expected forfeiture rate	33%	33%

KUSH BOTTLES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

During the three months ended November 30, 2017 and 2016, the Company issued 960,500 and 431,500 stock options, respectively, pursuant to the Company’s 2016 Stock Incentive Plan. A summary of the Company’s stock option activity during the three month period ended November 30, 2017 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance Outstanding, August 31, 2017	5,275,500	$1.73	8.0 years	$917,610
Granted	960,500	$2.25	9.9 years	—
Exercised	10,000	$1.00	—	—
Forfeited	37,500	$1.83	—	—
Balance Outstanding, November 30, 2017	6,188,500	$1.81	8.8 years	6,389,845
Exercisable, November 30, 2017	1,999,000	$0.94	8.2 years	4,242,215

The weighted-average grant-date fair value of options granted during the three months ended November 30, 2017 and 2016, was $2.25 and $1.83, respectively. The weighted-average grant-date fair value of options forfeited during the three months ended November 30, 2017 was $1.83.

During the three months ended November 30, 2017, the Company issued 4,709 shares of common stock pursuant to cashless exercises of 10,000 stock options.

A summary of the status of the Company’s non-vested options as of August 31, 2017, and changes during the three month period ended November 30, 2017, is presented below:

		Weighted
		Average
	No. of	Grant-Date
	Options	Fair Value
Nonvested at August 31, 2017	3,679,972	$1,878,144
Granted	960,500	2,158,955
Exercised	(10,000)	8,003
Vested	(403,472)	(92,902)
Forfeited	(37,500)	(69,300)
Nonvested at November 30, 2017	4,189,500	$4,260,701

As of November 30, 2017, there was $3,703,25 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested during the three month period November 30, 2017 is $214,031.  This amount is included in stock compensation expense on the consolidated statements of operations.

KUSH BOTTLES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Lease

The Company’s corporate head-quarters and primary distribution center is located in Santa Ana, California. In July 2017, the Company entered into a facility lease in Garden Grove, California. The Garden Grove facility lease expires on August 1, 2022 and requires escalating monthly payments that range between $24,480 and $28,379. As part of the acquisition of CMP on May 1, 2017, the Company assumed the lease for CMP’s facility located in Lawndale, California. The lease expires in January 2019, and requires escalating monthly payments that range between $4,031 and $4,143. On April 1, 2016, the Company entered into a sublease agreement for a facility located in Woodinville, Washington. The lease commenced on July 15, 2016 and expires on January 31, 2020, and requires escalating monthly payments that range between $14,985 and $16,022. Effective April 10, 2015, the Company assumed the facility lease in Denver, Colorado, which is the headquarters of operations for its wholly-owned subsidiary, Dank. On September 1, 2016, the Colorado facility lease was amended to include additional office space. The lease runs through March 31, 2020 and requires escalating monthly payments, ranging between $4,800 and $7,300. During the three months ended November 30, 2017 and 2016, the Company recognized $160,093 and $94,418, respectively, of rental expense, related to its office, retail and warehouse space. The increase is the result of the addition of the CMP Wellness facility as well as expenses related to the Company’s new headquarters in Garden Grove, CA.

Minimum future commitments under non-cancelable operating leases and other obligations were as follows:

Year ended August 31,
2018	453,619
2019	601,102
2020	444,420
2021	322,604
2022	332,278
$2,154,023

CMP Wellness

During the one-year period following the acquisition of CMP (see Note 2) the two sellers of the business may become entitled to receive up to an additional $1,820,000 in cash and 4,740,960 shares of common stock of the Company. The liability is based on the gross profit generated by CMP product line for the period from May 1, 2017 to April 30, 2018 as outlined in the acquisition agreement.

Other Commitments

In the ordinary course of business, the Company may enter into contractual purchase obligations and other agreements that are legally binding and specify certain minimum payment terms. The Company had no such agreements as of November 30, 2017.

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims as of November 30, 2017.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to November 30, 2017 and through January 12, 2018, the Company issued 67,500 shares related to options exercised for $78,300 in cash.

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

Acquisitions

On May 1, 2017 (“Merger Date”), the Company and KBCMP, Inc., a Delaware corporation and newly formed wholly-owned subsidiary of the Company (“Merger Sub”), entered into an Agreement of Merger (the “Merger Agreement”) with Lancer West Enterprises, Inc., a California corporation and Walnut Ventures, a California corporation, pursuant to which each of Lancer West Enterprises, Inc. and Walnut Ventures were merged with and into Merger Sub, with Merger Sub as the surviving corporation, resulting in our indirect acquisition of CMP Wellness, LLC (“CMP”), a California limited liability company. Prior to the merger, CMP was owned 100% by Lancer West Enterprises, Inc. and Walnut Ventures. Membership interest in CMP was the sole asset of Lancer West Enterprises, Inc. and Walnut Ventures. As a result, CMP became our wholly-owned subsidiary. CMP is a distributor of vaporizers, cartridges and accessories. Our Board of Directors believed the acquisition of CMP and the product offerings of CMP leveraged our existing product development program and provided us with the possibility of generating near term revenue and operating cash flow, as well as establishing a commercial platform whereby other cannabis industry-support products may be accessed in the future. Going forward, the existing product offering and other product licensing opportunities will be the basis of our long-term product portfolio. The operational results discussed below include the activity of CMP during the three months ended November 30, 2017.

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

Results of Operations – Comparison for the three month periods ended November 30, 2017 and 2016

Total revenues increased from $2,472,295 during the three month period ended November 30, 2016 to $8,847,115 during the three month period ended November 30, 2017, which represents an increase of $ 6,374,820 or 258%. The remaining increase is due to continued overall growth in the number of customers, average order size, and order volume in all markets. Sales growth was not significantly impacted by inflation or changes in pricing. Cost of goods sold increased from $1,637,652 during the three month period ended November 30, 2016 to $6,162,120 during the three month period ended November 30, 2017, an increase of $4,524,468or 276%. The primary components of cost of goods sold include direct purchases, direct labor and freight. Gross profits for the three month period ended November 30, 2017 amounted to $2,684,995 for a 30% gross margin. Gross profits for the three month period ended November 30, 2016 amounted to $834,643 for a 34% gross margin. Gross Profits increased by $1,850,352 or 222% during the three month period ended November 30, 2017 compared to the three month period ended November 30, 2016.

Operating expenses for the three month period ended November 30, 2017 amounted to $2,533,552 compared to $971,624 for the three month period ended November 30, 2016, an increase of $1,561,928 or 161%. The increase in operating expenses stems from increases in stock compensation, payroll, professional fees, and rent reflecting the increased scope of the business. Stock compensation expense increased from $115,244 during the three month period ended November 30, 2016 to $381,743 during the three month period ended November 30, 2017 due to the amortization of stock options and stock payments issued in exchange for services. Payroll and payroll related costs increased by $583,602 or 126% to $1,047,222 during the three month period ended November 30, 2017 due to an increase in salary levels and head-count reflecting expansion of the business, namely in the area of sales.

The provision for income taxes was $54,415 for the three month period ended November 30, 2017 resulting from the profitable operations experienced during the period.

Net income increased by $256,573, resulting in $94,615 in net income in the three month period ended November 30, 2017 compared to net loss of $161,958 in three month period ended November 30, 2016. The increase stems from general business expansion, including CMP Wellness’ operations, partially offset by expenditure growth in selling, general and administrative expenses.

Liquidity and Capital Resources

At November 30, 2017, we had cash of $5,549,431 and a working capital surplus of $8,564,896 compared to cash of $916,984 and working capital of $3,449,622 as of November 30, 2016. Working capital increased by $5,115,274 or 148%.

Cash Flows from Operating Activities

For the three month period ended November 30, 2017, net cash used in operating activities was $960,317 compared to $478,620 in net cash used in operating activities for the three month period ended November 30, 2016. The change is primarily attributed to an increase in inventory, including related prepayments, and accounts receivable during the three month period ended November 30, 2017.

Cash Flows from Investing Activities

Net cash used in investing activities decreased from $164,976 to $92,901 for the three month period ended November 30, 2017, which can be primarily attributed to lower levels of equipment purchases during the period.

Cash Flows from Financing Activities

Net cash provided by financing activities increased from $1,617,032 to $5,685,665 for the three month period ended November 30, 2016 and November 30, 2017, respectively. The increase is primarily attributed to the sale of shares of the Company's common stock in private placement offerings in exchange for cash of $4,609,555 during the three month period ended November 30, 2017 compared to $1,621,999 in offerings during the three month period ended November 30, 2016.

We manage our liquidity and financial position in the context of our overall business strategy. We continually forecast and manage our cash, working capital balances, and capital structure to meet the short-term and long-term obligations of our business while seeking to maintain liquidity and financial flexibility.

As of November 30, 2017, we have historically funded our operations primarily through the issuance of equity. We had net loss of $161,958 for the three months ended November 30, 2016, and had an accumulated deficit of $607,244 as of November 30, 2016.  For the three months ended November 30, 2017, we had net income of $94,615, and an accumulated deficit of $512,629 as of November 30, 2017.

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

Off-Balance Sheet Arrangements

We do not currently have, and did not have during the periods presented, any off-balance sheet arrangements, as defined under SEC rules.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of the condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable reserves, inventory and related reserves, valuations and purchase price allocations related to business combinations, expected cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to record impairment charges related to intangible assets and goodwill, amortization periods, accrued expenses, stock-based compensation, contingent liabilities, and recoverability of our net deferred tax assets and any related valuation allowance. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

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

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of November 30, 2017.

The material weaknesses that existed on August 31, 2017 are described in Part II, Item 9A – Controls and Procedures in our most recent Annual Report on Form 10-K, filed on November 29, 2017. Due to a lack of financial resources and size, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our disclosure controls and procedures were not effective and that there were material weaknesses as identified in this report, we believe that our financial statements fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

We have taken steps to enhance our internal control over financial reporting and plan to take additional steps to remediate the material weaknesses. Specifically:

(i)	We appointed additional independent members with public company board experience to our board of directors,

(ii)	We added staff to our finance team, and outsourced to third party the assessment of certain complex transactions under US GAAP

(iii)	On January 2018, we hired a controller with public company experience

We believe that the measures described above will strengthen our internal control over financial reporting. We expect that our efforts, including design, implementation and testing will continue throughout fiscal year 2018.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of November 30, 2017, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

To the best of the Company’s knowledge and belief, no material legal proceedings are currently pending or threatened.

Item 1A.	Risk Factors.

In addition to the risk factor below, Item 1A of Part I of our Annual Report on Form 10-K for the year ended August 31, 2017, filed with the SEC on November 28, 2017, contains risk factors identified by the Company. Except for the risk factor below, to our knowledge, there have been no material changes to the risk factors we previously disclosed. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business. To our knowledge and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes in the risk factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017, which was filed with the SEC on November 28, 2017.

U.S. Federal and foreign regulation and enforcement may adversely affect the implementation of marijuana laws and regulations and may negatively impact our revenue and profit or we may be found to be violating the Controlled Substances Act or other U.S. federal, state, or foreign laws.

Currently, twenty-nine states and the District of Columbia permit some form of whole-plant cannabis use and cultivation either for medical or recreational use. Many of these states, as well as others, allow or are considering legislation to allow the possession and use of non-psychoactive cannabidiol (“CBD”) oil for some medical conditions only. There are efforts in many other states to begin permitting cannabis use and/or cultivation in various contexts, and it has been reported that several states are actively considering bills to permit recreational use or to decriminalize the use of marijuana. Nevertheless, the federal government continues to prohibit cannabis in all its forms as well as its derivatives. Under the federal Controlled Substances Act (the “CSA”), the policy and regulations of the federal government and its agencies is that cannabis has no medical benefit, and a range of activities including cultivation and use of cannabis is prohibited. Until Congress amends the CSA or the executive branch de-schedules or reschedules cannabis under it, there is a risk that federal authorities may enforce current federal law. Enforcement of the CSA by federal authorities could impair the Company’s revenue and profit, and it could even force the Company to cease operating entirely in the cannabis industry. The risk of strict federal enforcement of the CSA in light of congressional activity, judicial holdings, and stated federal policy, including enforcement priorities, remains uncertain.

In an effort to provide guidance to federal law enforcement, the US Department of Justice (the “DOJ”) issued Guidance Regarding Marijuana Enforcement to all United States Attorneys in a memorandum from Deputy Attorney General David Ogden on October 19, 2009, in a memorandum from Deputy Attorney General James Cole on June 29, 2011 and in a memorandum from Deputy Attorney General James Cole on August 29, 2013. Each memorandum provided that the DOJ was committed to enforcement of the CSA but the DOJ was also committed to using its limited investigative and prosecutorial resources to address the most significant threats in the most effective, consistent and rational way. The August 29, 2013 memorandum, known as the Cole Memo, provided updated guidance to federal prosecutors concerning marijuana enforcement in light of state laws legalizing medical and recreational marijuana possession in small amounts, and set forth certain enforcement priorities. On January 4, 2018, Attorney General Jefferson B. Sessions, III issued a memorandum to all United States Attorneys that rescinded each of the memoranda described above, effective immediately, and directed prosecutors to instead refer to existing DOJ principles governing all federal prosecutions.

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

Although these developments have been met with a certain amount of optimism in the scientific community, neither the CARERS Act nor the Respect State Marijuana Laws Act of 2017 has been adopted yet, and the Rohrabacher-Farr Amendment, being an amendment to an appropriations bill, must be renewed annually. The currently enacted Commerce, Justice, Science, and Related Agencies Act, which includes the Rohrabacher-Farr Amendment, is effective, by passage of a short-term continuing resolution, through January 19, 2018, and Attorney General Sessions has urged members of Congress to not renew the amendment.

The former Obama administration effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, the new Trump administration could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws, or change in its enforcement priorities against the cannabis industry, could cause significant financial damage to us and our shareholders.

Item 2.	Unregistered Sales of Equity Securities.

During the three months ended November 30, 2017, we sold 1,363,674 shares of our common stock to investors in exchange for cash of $2,045,505. For the same period ended November 30, 2017 we collected $2,564,050 of cash in advance of issuing the related 1,709,366 shares in the subsequent period. This amount is reflected as stock payable in our financial statements at November 30, 2017.

During the three months ended November 30, 2017, we granted 27,231 shares of common stock for services pursuant to contracts, with an aggregate fair market value of $54,077.

Subsequent to November 30, 2017 and through the date of this filing, we granted 6,803 unregistered shares of Company common stock for services pursuant to contracts, with an aggregate fair market value of $20,749.

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

The following exhibits are filed as part of this Current Report on Form 10-Q. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit Number	Description of Exhibit
10.1(1)	Loan and Security Agreement by and among Gerber Finance Inc., Kush Bottles, Inc., Kim International Corporation, Dank Bottles, LLC, KBCMP, Inc. and CMP Wellness, LLC, effective as of November 6, 2017.
31.1**	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed November 22, 2017) and incorporated by reference thereto.

*	Filed herewith.
**	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KUSH BOTTLES, INC.

Date: January 16, 2018	By:	/s/ Nicholas Kovacevich
Nicholas Kovacevich
Chief Executive Officer and Secretary

Date: January 16, 2018	By:	/s/ James McCormick
James McCormick
Chief Financial Officer

