Form 10-Q
period 2018-02-28
Kush Bottles, Inc.
filed 2018-04-13
CIK 1604627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 64,188,474 shares outstanding as of April 3, 2018.

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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017 and our other filings with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Kush Bottles, Inc., and its subsidiaries.

2

KUSH BOTTLES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2018

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

KUSH BOTTLES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	February 28,	August 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash	$7,059,922	$916,984
Accounts receivable, net of allowance	3,896,196	1,695,303
Prepaid expenses and other current assets	4,204,253	1,625,689
Inventory	7,259,369	3,754,171
Total Current Assets	22,419,740	7,992,147
Goodwill	34,247,344	34,247,344
Intangible assets, net	3,363,536	3,730,287
Deposits	191,423	50,235
Deferred tax asset	30,081	30,081
Property and equipment, net	1,077,160	931,763
TOTAL ASSETS	$61,329,284	$46,981,857
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,161,169	$1,039,889
Accrued expenses and other current liabilities	1,184,240	993,186
Contingent cash consideration	1,650,000	1,820,000
Notes payable – current portion	354,613	689,450
Line of credit – current portion	742,504	—
Total Current Liabilities	7,092,526	4,542,525
LONG-TERM DEBT
Deferred tax liability	1,151,536	1,424,173
Notes payable	27,447	34,513
TOTAL LIABILITIES	8,271,509	6,001,211
COMMITMENTS and CONTINGENCIES	—	—
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 265,000,000 shares authorized, 63,624,114 and 58,607,066 shares issued and outstanding, respectively	63,624	58,607
Additional paid-in capital	54,397,094	41,529,283
Stock Payables	30,000	—
Accumulated deficit	(1,432,943)	(607,244)
Total Stockholders' Equity	53,057,775	40,980,646
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$61,329,284	$46,981,857

See accompanying notes to the unaudited condensed consolidated financial statements

KUSH BOTTLES, INC.

 Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2018	2017	2018	2017

REVENUE	$10,361,376	$2,970,332	$19,208,491	$5,442,593
COST OF GOODS SOLD	7,450,732	1,913,270	13,612,854	3,549,789
GROSS PROFIT	2,910,644	1,057,062	5,595,637	1,892,804
OPERATING EXPENSES
Depreciation	205,757	10,174	407,572	19,478
Stock compensation expense	1,026,928	147,564	1,408,671	262,808
Selling, general and administrative	2,557,929	894,870	4,507,921	1,741,921
Total Operating Expenses	3,790,614	1,052,608	6,324,164	2,024,207
INCOME (LOSS) FROM OPERATIONS	(879,970)	4,454	(728,527)	(131,403)
OTHER INCOME (EXPENSES)
Other expense	—	—	—	(23,944)
Interest expense	(28,581)	(835)	(30,994)	(1,869)
Total Other Income (Expenses)	(28,581)	(835)	(30,994)	(25,813)
INCOME (LOSS) BEFORE INCOME TAXES	(908,551)	3,619	(759,521)	(157,216)
PROVISION FOR INCOME TAXES	11,763	—	66,178	—
NET INCOME (LOSS)	$(920,314)	$3,619	$(825,699)	$(157,216)
BASIC INCOME (LOSS) PER SHARE	$(0.01)	$0.00	$(0.01)	$(0.00)
DILUTED INCOME (LOSS) PER SHARE	$(0.01)	$0.00	$(0.01)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	62,155,608	49,104,742	60,614,074	49,245,364
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	62,155,608	50,540,603	60,614,074	49,245,364

See accompanying notes to the unaudited condensed consolidated financial statements

KUSH BOTTLES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	February 28,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(825,699)	$(157,216)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	407,571	19,478
Depreciation cost of goods sold	82,739	53,618
Stock compensation expense	1,408,671	262,808
Changes in operating assets and liabilities
Accounts receivable	(2,200,893)	(287,043)
Provision for deferred taxes	(272,637)
Prepaids	(2,647,357)	17,946
Inventory	(3,505,198)	(768,349)
Accounts payable	2,070,118	385,756
Accrued expenses and other current liabilities	49,866	(43,648)
Net cash used in operating activities	(5,432,819)	(516,650)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of web domain	(9,321)	—
Purchase of property and equipment	(259,635)	(660,922)
Net cash used in investing activities	(268,956)	(660,922)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of car loan	(8,508)	—
Earn out payable	(170,000)	—
Proceeds from note payable	-	24,785
Repayment of note payable	(333,395)	(9,980)
Proceeds from line of credit	742,504	—
Proceeds from sale of stock	11,614,112	2,968,923
Net cash provided by financing activities	11,844,713	2,983,728
NET INCREASE (DECREASE) IN CASH	6,142,938	1,806,156
CASH AT BEGINNING OF PERIOD	916,984	1,027,003
CASH AT END OF PERIOD	$7,059,922	$2,833,159
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$30,994	$1,869
Income taxes	$66,178	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Services prepaid for in common stock	$102,800	$—
Shares issued for accounts payable	$159,983	$—

See accompanying notes to the condensed consolidated financial statements

KUSH BOTTLES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Kush Bottles, Inc. (“the Company”) was incorporated in the state of Nevada on February 26, 2014.

Kush Bottles, Inc. (“the Company”) was incorporated in the state of Nevada on February 26, 2014. The Company provides customizable packaging products, materials and supplies for the cannabis industry. Representative examples of the Company’s products include pop-top bottles, vaporizer cartridges and accessories, exit/barrier bags, tubes, and other small-sized containers. The Company’s wholly owned subsidiary Kim International Corporation (KIM), a California corporation, was originally incorporated as Hy Gro Economics Corporation ("Hy Gro") on December 2, 2010. On October 30, 2012, Hy Gro amended its articles of incorporation to reflect a name change to KIM International Corporation (KIM). On March 4, 2014, the shareholders of KIM exchanged all 10,000 of their common shares for 32,400,000 common shares of Kush Bottles, Inc. The operations of KIM became the operations of Kush after the share exchange and accordingly the transaction is accounted for as a recapitalization of KIM whereby the historical financial statements of KIM are presented as the historical financial statements of the combined entity. KIM was the acquiring entity in accordance with ASC 805, Business Combinations. The accumulated losses of KIM were carried forward after the completion of the share exchange. Operations prior to the share exchange were those of KIM.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes include the activity of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. All intercompany balances and transactions have been eliminated. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The Company’s operating results for the three and six months period ended February 28, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ended August 31, 2018, or for any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended August 31, 2017. The condensed consolidated balance sheet as of August 31, 2017 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. There have been no changes to the Company’s significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended August 31, 2017 that have had a material impact on our condensed consolidated financial statements and related notes.

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

Significant estimates relied upon in preparing these unaudited condensed consolidated financial statements include revenue recognition, accounts receivable reserves, inventory and related reserves, valuations and purchase price allocations related to business combinations, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to record impairment charges related to intangible assets and goodwill, amortization periods, accrued expenses, stock-based compensation, contingent liabilities and recoverability of the Company’s net deferred tax assets and any related valuation allowance.

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from management’s estimates.

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

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and investments having an original maturity of 90 days or less that are readily convertible into cash. The Company invests its cash and cash equivalents with financial institutions with highly rated credit and monitors the amount on deposit at the financial institution. As of February 28, 2018, and August 31, 2017, the Company had $7,059,922 and $916,984 respectively.

Accounts Receivable

Trade accounts receivable are carried at their estimated collectible amounts.  Trade credit is generally extended on a short-term basis, thus trade receivables do not bear interest.  Trade accounts receivables are periodically evaluated for collectability based on past credit history and their current financial condition. The Company’s allowance for doubtful accounts was $65,308 and $25,000 as of February 28, 2018 and August 31, 2017, respectively.

KUSH BOTTLES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Inventory

Inventories are stated at the lower of cost or net realizable value using the first-in first out (FIFO) method. The Company’s inventory consists of finished goods of $7,259,369 and $3,754,171 as of February 28, 2018 and August 31, 2017, respectively.

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

Fair Value of Financial Instruments

The fair value of certain of the Company’s financial instruments, including cash and cash equivalents, receivables, other current assets, accounts payable, accrued compensation and employee benefits, other accrued liabilities and notes payable, approximate their carrying amounts because of the short-term maturity of these instruments.

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

Although, the Company is directly affected by the overall financial condition of the cannabis industry, management does not believe significant credit risk exists as of February 28, 2018. The Company generally has not experienced any material losses related to receivables from individual customers or groups of customers. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance.

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

KUSH BOTTLES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Impairment Assessment

The Company evaluates intangible assets and long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions, or other events that indicate an asset's carrying amount may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value. The Company evaluates and tests the recoverability of its goodwill for impairment at least annually during its fourth quarter of each fiscal year or more often if and when circumstances indicate that goodwill may not be recoverable. There was no impairment of intangible assets, long-lived assets or goodwill during the six months ended February 28, 2018 and for the fiscal year ended August 31, 2017.

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

KUSH BOTTLES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
	2018	2017	2018	2017
Net income (loss)	$(920,314)	$3,619	$(825,699)	$(157,216)
Weighted average common shares outstanding for basic EPS	62,155,608	49,104,742	60,614,074	49,245,364
Net effect of dilutive options	—	1,435,861	—	—
Net effect of contingent equity consideration	—	—	—	—
Weighted average common shares outstanding for diluted EPS	62,155,608	50,540,603	60,614,074	49,245,364
Basic earnings (loss) per share	$(0.01)	$0.00	$(0.01)	$(0.00)
Diluted earnings (loss) per share	$(0.01)	$0.00	$(0.01)	$(0.00)

Comprehensive Income (loss)

Comprehensive income (loss) is the change in the Company’s equity (net assets) during each period from transactions and other events and circumstances from non-owner sources. During the quarters ended February 28, 2018 and 2017, the Company had no elements of comprehensive income or loss.

KUSH BOTTLES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Revenue Recognition

It is the Company’s policy that revenues from product sales is recognized in accordance with ASC 605 "Revenue Recognition".  Four basic criteria must be met before revenue can be recognized; (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding fixed nature in selling prices of the products delivered and the collectability of those amounts.  The Company has not implemented any specific rebate programs. Provisions for discounts to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. During the three month period ended February 28, 2018 and 2017, the Company had no provisions for sales discounts of $0 and $19,457, respectively. The Company has not established a formal customer incentive program, but considers and accommodates discounts to certain customers on a case by case basis, including by way of example, for volume shipping or for certain new customers with orders over a specific discretionary dollar threshold. The Company classifies the reimbursement by customers of shipping and handling costs as revenue and the associated cost as cost of revenue.

As of February 28, 2018 and 2017, the Company had a refund allowance of nil, respectively. Consistent with ASC 605-15-25-1, the Company considers factors such as historical return of products, estimated remaining shelf life, price changes from competitors, and introductions of competing products in establishing a refund allowance. The Company recognizes revenues when and title to products transfers to the customer (which generally occurs at the time shipment is made), the sales price is fixed or determinable, and collectability is reasonably assured.   The Company defers any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Warranty Costs

The Company has not had any historical warranty related expenditures and so does not record a reserve for warranty costs.

Share-based Compensation

The Company account for its stock based award in accordance with Accounting Standards Codification subtopic 718-10, "Compensation", which requires fair value measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including restricted stock awards.  The Company estimates the fair value of stock using the stock price on the date of the approval of the award.  The fair value is then expensed over the requisite service periods of the awards, which is generally the vesting period and the related amount is recognized in the consolidated statements of operations.

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

KUSH BOTTLES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company applies the provisions of ASC 740, "Accounting for Uncertainty in Income Taxes". The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the Company will sustain the position on audit, including resolution of related appeals or litigation processes. The second step measures the tax benefit as the largest amount more than 50% likely of being realized upon ultimate settlement. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the six months ended February 28, 2018 and the fiscal year ended August 31, 2017, nor were any interest or penalties accrued as of February 28, 2018 and August 31, 2017.

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

The Company has a contingent consideration liability of $1,650,000 which consists of contingent cash consideration of $1,650,000 resulting from the acquisition of CMP (Note 2). The contingent consideration liability is calculated based on the weighted average probability of meeting certain milestones. This liability is remeasured at each reporting period. The Company had no other financial assets or liabilities that are measured at fair value on a recurring basis as of February 28, 2018.

KUSH BOTTLES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

		Fair Value Measurement at Reporting Date Using
Description	February 28, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent consideration liability	$1,650,000	$—	$—	$1,650,000

The Company classifies its contingent consideration liability within Level 3 as the valuation inputs are based on quoted market prices and market observable data. During the year ended August 31, 2017, the Company recognized a change in the fair value of its contingent consideration liability of $169,625, which increased liability from $1,735,375 to $1,905,000. A payment of $85,000 was made towards this liability during the year ended August 31, 2017, resulting in a net liability of $1,820,000. During the six months ended February, a payment of $170,000 was made towards this liability, resulting in a net liability of $1,650,000. During the three months ended February 28, 2018, the Company did not recognize any change in the fair value of its contingent consideration liability of $1,650,000.

Recently Issued Accounting Pronouncements

On December 22, 2017 the SEC staff issued Staff Accounting Bulletin 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the TCJA).  SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but for which they are able to determine a reasonable estimate, it must record a provisional amount in the financial statements. Provisional treatment is proper in light of anticipated additional guidance from various taxing authorities, the SEC, the FASB, and even the Joint Committee on Taxation. If a company cannot determine a provisional amount to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA. The Company is still in the process of estimating the tax impact and is expected to apply this guidance at year end.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. This guidance will be effective for the Company in the first fiscal quarter of 2018 on a prospective basis, and early adoption is permitted. The Company does not expect the standard to have a material impact on its consolidated financial statements.

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

The acquisition consideration consisted of a cash payment of $1,500,000, unsecured promissory notes in the aggregate principal amount of approximately $770,820, having a one-year maturity, and an aggregate of 7,800,000 restricted shares of the Company’s common stock (equal to 12% of the Company’s common stock outstanding as of February 28, 2018). During the one-year period following the closing, the two sellers of CMP may become entitled to receive up to an additional $1,905,000 in cash, in the aggregate, and 4,740,960 shares of common stock of the Company, in the aggregate, based on the gross profit generated by CMP product line for the period from May 1, 2017 to April 30, 2018. Per the terms of the Merger Agreement, post-closing adjustments to CMP’s working capital is directly offset to the unsecured promissory notes payable. Management has estimated that the post-closing working capital adjustments amounted to $104,032, which management estimates will result in a decrease of the unsecured promissory notes payable from $770,820 to $666,788. In accordance with ASC 805, management has evaluated the estimated fair value of the contingent consideration based a probability-weighted assessment of the occurrence of CMP reaching certain gross profit earnout targets. The Company initially recorded a contingent liability for the contingent cash consideration of $1,735,375 and recorded contingent equity consideration of $10,763,760. Based on information obtained during the fourth fiscal quarter, the Company revised its estimate of the contingent cash consideration from $1,735,375 to $1,905,000, and its estimate of the contingent equity consideration from $10,763,760 to $11,852,400. A payment of $85,000 was made towards this liability during the year ended August 31, 2017, resulting in a net liability of $1,820,000. During the six months ended February, a payment of $170,000 was made towards this liability, resulting in a net liability of $1,650,000. During the three months ended February 28, 2018, the Company did not recognize any change in the fair value of its contingent consideration liability of $1,650,000.

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

Acquisition Consideration:

	May 1, 2017	Measurement	August 31,
	(As initially reported)	Period Adjustments (1)	2017 (As adjusted)
Cash	$1,500,000	$—	$1,500,000
Fair value of common shares issued to CMP members	19,500,000	—	19,500,000
Promissory notes	660,216	6,572	666,788
Estimated fair value contingent cash consideration	1,735,375	169,625	1,905,000
Estimated fair value contingent equity consideration	10,763,760	1,088,640	11,852,400
Total estimated acquisition consideration	$34,159,351	$1,264,837	$35,424,188

(1)	As of August 31, 2017, the Company revised its estimate of the contingent cash consideration from $1,735,375 to $1,905,000, and the Company revised its estimate of the contingent equity consideration from $10,763,760 to $11,852,400, to reflect the increased probability of the sellers of CMP reaching the maximum earnouts available. An additional post-closing adjustment of $6,572 was recorded, which resulted in an increase of the promissory notes from $660,216 to $666,788. The balance of the note payable at February 28, 2018 reflects principal payments of $333,395 made to the sellers of CMP. The balance of the contingent cash consideration $1,650,000 as of February 28, 2018, reflects a decrease of $255,000 due to cash payments made to the sellers of CMP.

NOTE 3 – CONCENTRATIONS OF RISK

Supplier Concentrations

The Company purchases inventory from various suppliers and manufacturers. For the six months ended February 28, 2018 and 2017, two vendors, Transpring and Shenzhen Buddy Technology Co. Ltd., accounted for approximately 40% and 7%, respectively, of total inventory purchases.

Customer Concentrations

During the six months ended February 28, 2018 there was one customer which represented over 10% of the Company’s revenues there were no such customers for the same period ended February 28, 2017. As of February 28, 2018, there were two customers who represented 22% of accounts receivable. As of February 28, 2017, there was one customer that accounted for over 10% of accounts receivable.

KUSH BOTTLES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – RELATED-PARTY TRANSACTIONS

The Company leases its California and Colorado facilities from related parties. During the six months ended February 28, 2018 and 2017, the Company made rent payments of $107,360 and $101,400, respectively, to these related parties.

NOTE 5 – PROPERTY AND EQUIPMENT

The major classes of fixed assets consist of the following as of February 28, 2018 and August 31, 2017:

	February 28,	August 31,
	2018	2017
Machinery and equipment	$900,739	$886,608
Vehicles	144,845	144,845
Office Equipment	163,373	118,387
Leasehold improvements	272,064	71,545
	1,481,021	1,221,385
Accumulated Depreciation	(403,861)	(289,622)
	$1,077,160	$931,763

Depreciation expense was $114,239 and $73,096 for the six months ended February 28, 2018 and 2017, respectively. Of the $114,239 of depreciation expense, $31,449 is included in depreciation and amortization expense and $82,740 is included in cost of goods sold on the consolidated statements of operations.

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

Intangible assets consist of the following:

		Weighted
		Average	As of February 28, 2018		As of August 31, 2017
		Estimated	Gross		Gross
		Useful	Carrying	Accumulated	Carrying	Accumulated
Acquisition	Description	Life	Value	Amortization	Value	Amortization
Roll-Uh-Bowl	Domain name	5 years	$598,605	$(107,291)	$589,284	$(47,886)

CMP Wellness, LLC	Trade name	6 years	2,600,000	(361,111)	2,600,000	(144,444)
	Non-compete agreement	4 years	800,000	(116,667)	800,000	(66,667)
			$3,363,536	$(635,069)	$3,989,284	$(258,997)

The Company operates as one reporting segment. The Company determined that the web domain has an estimated useful life of five (5) years. The Company determined that the trade name has an estimated useful life of six (6) years and the non-compete has an estimated useful life of four (4) years. Amortization expense related to domain name, trade name and non-competition agreement is classified as a component of amortization of acquired intangible assets in the accompanying consolidated statement of operations. Accordingly, amortization expense of $376,072 was recorded for the six months ended February 28, 2018.

KUSH BOTTLES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	February 28,	August 31,
	2018	2017
Customer deposits	$581,689	$319,492
Accrued compensation	290,964	245,975
Income tax payable	1,774	219,082
Credit card liabilities	92,382	142,157
Deferred rent	25,301	25,881
Sales tax payable	20,130	17,182
Other accrued expenses	172,000	23,417
	$1,184,240	$993,186

NOTE 8 – NOTES PAYABLE

As partial consideration for the acquisition of CMP, the Company issued the sellers unsecured promissory notes totaling $770,820. Management has estimated that the post-closing working capital adjustments amounted to $104,032, which resulted in a decrease of the unsecured promissory notes payable from $770,820 to $666,788. The promissory notes mature on May 1, 2018 and bear interest at an annual rate of 1.15%. The notes and accrued and unpaid interest are payable in quarterly installments beginning August 1, 2017. As of February 28, 2018, management has accrued for $1,438 of interest on the promissory notes, which is included in accrued expenses and other current liabilities. The principal balance of $333,394 is recognized in the current portion of notes payable in the consolidated balance sheet as of February 28, 2018. Principal payments of $333,395 were made during the six months ended February 28, 2018.

Automobile Contracts Payable

The Company has entered into purchase contracts for its vehicles.  The loans are secured by the vehicles and bear interest at an average interest rate of approximately 6% per annum. Future principal payments on these automobile contracts payable is summarized in the table below:

Principal
February 28, 2018	Due
2018	$14,153
2019	19,310
2020	11,815
2021	3,388
$48,666

NOTE 9 – LOAN AGREEMENT

On November 16, 2017, the Company and KIM as borrowers, and all of the Company’s other subsidiaries, as credit parties, entered into a Loan and Security Agreement (the “Loan Agreement”) with Gerber Finance Inc., as lender (“Gerber”), effective as of November 6, 2017. The Loan Agreement provides a secured revolving credit facility (the “Revolving Line”) in an aggregate principal amount of up to $2.0 million at any time outstanding (subsequently increased to $4.0 million), of which $742,504 including accrued interest was outstanding on February 28, 2018. Under the original terms of the Loan Agreement, the principal amount of loans, plus the face amount of any outstanding letters of credit, at any time outstanding cannot exceed up to 85% of the Company’s eligible receivables minus reserves. Under the terms of the Loan Agreement, the Company may also request letters of credit from Gerber. The proceeds of the loans under the Loan Agreement will be used for working capital and general corporate purposes. The Revolving Line has a maturity date of November 6, 2019. Borrowings under the Revolving Line accrues interest at a rate based on the prime rate as customarily defined, plus a margin of 3.0%. On March 8, 2018, the Company and KIM entered into an amendment to the Loan Agreement with Gerber. Pursuant to this amendment, the aggregate principal amount of the Revolving Line at any time outstanding was increased to $4.0 million and the principal amount of loans, plus the face amount of any outstanding letters of credit, at any time outstanding cannot exceed the lesser of (i) 40% of the value of certain inventory and (ii) 50% of certain accounts receivable.

KUSH BOTTLES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 – STOCKHOLDERS' EQUITY

Preferred Stock

The authorized preferred stock is 10,000,000 shares with a par value of $0.001. As of February 28, 2018, and August 31, 2017, the Company has no shares of preferred stock issued or outstanding.

Common Stock

The authorized common stock is 265,000,000 shares with a par value of $0.001. As of February 28, 2018, and August 31, 2017, 63,624,114 and 58,607,066 shares were issued and outstanding, respectively.

During the six months ended February 28, 2018, the Company sold 4,626,296 shares of its common stock to investors in exchange for cash of $11,387,005. For the same period ended February 28, 2017 the Company sold 1,726,266 shares of its common stock to investors in exchange for cash of $2,939,923.

During the six months ended February 28, 2018, the Company received $30,000 from an investor but the shares were not issued as of February 28, 2018.

Share-based Compensation

The Company recorded stock compensation expense of $1,408,671 and $262,808 for the six month periods ended February 28 2018 and 2017, respectively, in connection with the issuance of shares of common stock and options to purchase common stock.

During the six month period ended February 28, 2018, the Company issued 56,624 shares of common stock to consultants in exchange for $162,829 of services, of which $128,822 was service rendered and $34,007 of prepaid services.

During the six month period ended February 28, 2018, the Company entered into a separation agreement dated as of January 12, 2018 with one employee. The Company issued 100,000 restricted common shares as part of the separation agreement to this employee, which valued at $667,000 and was recorded as share-based compensation as of February 28, 2018.

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

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of the Company’s stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the six months ended February 28, 2018 and 2017:

	February 28,	February 28,
	2018	2017
Expected term (years)	1-4	1-4
Expected volatility	60%	60%
Weighted-average volatility	60%	60%
Risk-free interest rate	1.44%-2.37%	0.85%-1.57%
Dividend yield	0%	0%
Expected forfeiture rate	33%	33%

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

During the six months ended February 28, 2018 and 2017, the Company issued 1,517,500 and 865,000 stock options, respectively, pursuant to the Company’s 2016 Stock Incentive Plan. A summary of the Company’s stock option activity during the six month period ended February 28, 2018 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance Outstanding, August 31, 2017	5,275,500	$1.73	8.0 years	$917,610
Granted	1,517,500	$3.50	9.9 years	—
Exercised	255,734	$1.23	—	—
Forfeited	1,534,167	$2.62	—	—
Balance Outstanding, February 28, 2018	5,003,009	$2.52	8.6 years	11,178,632
Exercisable, February 28, 2018	2,096,861	$1.03	7.6 years	4,242,215

The weighted-average grant-date fair value of options granted during the six months ended February 28, 2018 and 2017, was $3.50 and $0.81, respectively. The weighted-average grant-date fair value of options forfeited during the six months ended February 28, 2018 was $2.62.

During the six months ended February 28, 2018, the Company issued 234,128 shares of common stock pursuant to exercises of stock options and received cash of $197,107.

A summary of the status of the Company’s non-vested options as of August 31, 2017, and changes during the six month period ended February 28, 2018, is presented below:

		Weighted
		Average
	No. of	Grant-Date
	Options	Fair Value
Nonvested at August 31, 2017	3,679,972	$1,878,144
Granted	1,517,500	5,313,270
Exercised	(255,734)	(311,370)
Vested	(501,333)	(115,435)
Forfeited	(1,534,167)	(69,300)
Nonvested at February 28, 2018	2,906,238	$8,088,830

As of February 28, 2018, there was $8,088,830 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 7.6 years. The total fair value of shares vested during the six month period February 28, 2018 is $115,435.  This amount is included in stock compensation expense on the consolidated statements of operations.

KUSH BOTTLES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Lease

The Company’s corporate head-quarters and primary distribution center is located in Santa Ana, California. In July 2017, the Company entered into a facility lease in Garden Grove, California. The Garden Grove facility lease expires on August 1, 2022 and requires escalating monthly payments that range between $24,480 and $28,379. As part of the acquisition of CMP on May 1, 2017, the Company assumed the lease for CMP’s facility located in Lawndale, California. The lease expires in January 2019, and requires escalating monthly payments that range between $4,031 and $4,143. On April 1, 2016, the Company entered into a sublease agreement for a facility located in Woodinville, Washington. The lease commenced on July 15, 2016 and expires on January 31, 2020, and requires escalating monthly payments that range between $14,985 and $16,022. Effective April 10, 2015, the Company assumed the facility lease in Denver, Colorado, which is the headquarters of operations for its wholly-owned subsidiary, Dank. On September 1, 2016, the Colorado facility lease was amended to include additional office space. The lease runs through March 31, 2020 and requires escalating monthly payments, ranging between $4,800 and $7,300. During the six months ended February 28, 2018 and 2017, the Company recognized $346,317 and $189,338, respectively, of rental expense, related to its office, retail and warehouse space. The increase is the result of the addition of the CMP Wellness facility as well as expenses related to the Company’s new headquarters in Garden Grove, CA.

Minimum future commitments under non-cancelable operating leases and other obligations were as follows:

Year ended August 31,
2018	306,856
2019	601,102
2020	444,420
2021	322,604
2022	332,278
$2,007,260

CMP Wellness

During the one-year period following the acquisition of CMP (see Note 2) the two sellers of the business may become entitled to receive up to an additional $1,650,000 in cash and 4,740,960 shares of common stock of the Company. The liability is based on the gross profit generated by CMP product line for the period from May 1, 2017 to April 30, 2018 as outlined in the acquisition agreement.

Other Commitments

In the ordinary course of business, the Company may enter into contractual purchase obligations and other agreements that are legally binding and specify certain minimum payment terms. The Company had no such agreements as of February 28, 2018.

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims as of February 28, 2018.

NOTE 12 – SUBSEQUENT EVENTS

On March 8, 2018, the Company and KIM entered into an amendment to the Loan and Security Agreement with Gerber. Pursuant to this amendment, the aggregate principal amount of the Revolving Line at any time outstanding was increased to $4.0 million and the principal amount of loans, plus the face amount of any outstanding letters of credit, at any time outstanding cannot exceed the lesser of (i) 40% of the value of certain inventory and (ii) 50% of certain accounts receivable .

Subsequent to February 28, 2018 and through April 3, 2018, the Company issued 564,360 shares related to stock sold to investors for $2,480,000.

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

We believe that we have created one of the largest product libraries in the cannabis industry, allowing us to be a comprehensive solutions provider to our customers. Our extensive knowledge of the regulatory environment applicable to the cannabis industry allows us to quickly adapt to our customers' packaging requirements. We maintain the flexibility to enter the markets of decriminalized regions by establishing re-distributor partnerships or opening new facilities. We also have the flexibility to introduce new products and services to our vast customer network. We have no supplier purchase commitments and no take or pay arrangements. In addition to these factors, we believe that we offer competitive pricing, prompt deliveries, and excellent customer service. We expect continued growth as we take measures to expand into new markets, invest in our systems and personnel, forge strategic alliances and invest in our own molds and intellectual property.

Acquisitions

On May 1, 2017 (“Merger Date”), the Company and KBCMP, Inc., a Delaware corporation and newly formed wholly-owned subsidiary of the Company (“Merger Sub”), entered into an Agreement of Merger (the “Merger Agreement”) with Lancer West Enterprises, Inc., a California corporation and Walnut Ventures, a California corporation, pursuant to which each of Lancer West Enterprises, Inc. and Walnut Ventures were merged with and into Merger Sub, with Merger Sub as the surviving corporation, resulting in our indirect acquisition of CMP Wellness, LLC (“CMP”), a California limited liability company. Prior to the merger, CMP was owned 100% by Lancer West Enterprises, Inc. and Walnut Ventures. Membership interest in CMP was the sole asset of Lancer West Enterprises, Inc. and Walnut Ventures. As a result, CMP became our wholly-owned subsidiary. CMP is a distributor of vaporizers, cartridges and accessories. Our Board of Directors believed the acquisition of CMP and the product offerings of CMP leveraged our existing product development program and provided us with the possibility of generating near term revenue and operating cash flow, as well as establishing a commercial platform whereby other cannabis industry-support products may be accessed in the future. Going forward, the existing product offering and other product licensing opportunities will be the basis of our long-term product portfolio. The operational results discussed below include the activity of CMP during the three and six months ended February 28, 2018.

The purchase price for CMP consisted of an aggregate of $1,500,000 in cash, unsecured promissory notes in the aggregate principal amount of approximately $770,820 having a one-year maturity, and an aggregate of 7,800,000 restricted shares of the Company’s common stock.  The purchase price is subject to customary post-closing adjustments with respect to confirmation of the levels of working capital and cash held by CMP as of the closing.  During the one-year period following the closing, the former owners of CMP may become entitled to receive up to an additional approximately $1,650,000 in cash, in the aggregate, and approximately 4,740,960 shares of our common stock, in the aggregate, based on the future performance of CMP.

In May 2017, we acquired intellectual property, domain name, and inventory relating to RUB. The purchase price for the intellectual property and inventory was $150,000 in cash and 200,000 shares of our common stock having an estimated fair value of $466,000. The $150,000 was paid out of existing cash. We are amortizing the cost of the domain name over six years.

Results of Operations – Comparison for the three month periods ended February 28, 2018 and 2017

Revenue

For the three months ended February 28, 2018, our revenue increased to $10,361,376, compared to $2,970,332 for the comparable period in 2017, which represents an increase of $7,391,044 or 249%. The Company experienced solid organic growth across all markets, namely in California following the adoption of adult use cannabis sales from January 1st, 2018. In addition, vaping product related sales remained strong as this sector of the cannabis industry continues to perform well. In addition, the Company witnessed strong growth of its custom branded product and printed business as customers seek differentiated brand building solutions in line with regulatory requirements.

Gross Profit

Gross profit for the three months ended February 28, 2018 was $2,910,644, or 28% of revenue, compared to $1,057,062, or 36% of revenue, for the three months ended February 28, 2017. The decrease in gross margin percentage is primarily attributable to increased freight cost and the mix of products sold, driven by vaporizers and cartridges sales that carry lower margins than the rest of the product portfolio.

Operating Expenses

Our operating expenses for the three months ended February 28, 2018 increased to $3,790,614, or 37% of total revenue, from $1,052,608, or 35% of total revenue, for the comparable period in 2017. The increase is due to the expansion of the business, primarily attributed to increased personnel cost, insurance, professional and facility expenses. The Company will continue to make significant investments in infrastructure and supply chain to scale efficiently.

Operating Results

Operating results for the three months ended February 28, 2018 was a loss of $879,970 compared to net profit of $4,454, for the comparable period in 2017.

Interest and Other Income (Expense), Net

Interest and Other Income (Expense), net during the three months ended February 28, 2018 was expense of $(33,407), as compared to an expense of $835 for the comparable period of 2017. The increase is attributed interest expense related to the recently established credit line.

Income Tax Provision

The provision for income taxes was $11,763 for the three month period ended February 28, 2018 and $0 for the three month period ended February 28, 2017.

Net Results

Our net result for the three months ended February 28, 2018 was a loss of $920,314 or $0.01 per share, compared to a net profit of $3,619 or $0.00 per share, for the comparable period in 2017.

Results of Operations – Comparison for the six month periods ended February 28, 2018 and 2017

Revenue

For the six months ended February 28, 2018, our revenue increased to $19,208,491, compared to $5,442,593 for the comparable period in 2017, which represents an increase of $13,765,898 or 253%. The Company experienced solid organic growth across all markets, namely in California following the adoption of adult use cannabis sales from January 1st, 2018. In addition, vaping product related sales remained strong as this sector of the cannabis industry continues to perform well. In addition, the Company witnessed strong growth of its custom branded product and printed business as customers seek differentiated brand building solutions in line with regulatory requirements.

Gross Profit

Gross profit for the six months ended February 28, 2018 was $5,595,639, or 29% of revenue, compared to $1,892,804 or 35% of revenue, for the six months ended February 28, 2017. The decrease in gross margin percentage is primarily attributable to the mix of products sold, driven by vaporizers and cartridges sales that carry lower margins than the rest of the product portfolio.

Operating Expenses

Our operating expenses for the six months ended February 28, 2018 increased to $6,324,166, or 33% of total revenue, from $2,024,207, or 37% of total revenue, for the comparable period in 2017. The increase is due to the expansion of the business, primarily attributed to increased personnel cost, insurance, professional and facility expenses. The Company will continue to make significant investments in infrastructure and supply chain to scale efficiently.

Operating Results

Operating results for the six months ended February 28, 2018 was a loss of $728,527 compared to net loss of $131,403, for the comparable period in 2017.

Interest and Other Income (Expense), Net

Interest and Other Income (Expense), net during the six months ended February 28, 2018 was expense of $30,994, as compared to an expense of $25,813 for the comparable period of 2017. The increase is attributed interest expense related to the recently established credit line.

Income Tax Provision

The provision for income taxes was $66,178 for the six month period ended February 28, 2018 and $0 for the six month period ended February 28, 2017.

Net Results

Our net result for the six months ended February 28, 2018 was a loss of $825,699 or $0.01 per share, compared to a net loss of $157,216 or $0.00 per share, for the comparable period in 2017.

Liquidity and Capital Resources

At February 28, 2018, we had cash of $7,059,932 and a working capital surplus of $15,327,214 compared to cash of $916,984 and working capital of $3,449,622 as of August 31, 2017. Working capital increased by $11,875,465 or 344%. The increase is due to cash from the sale of our common stock in private placements and inventory.

Cash Flows from Operating Activities

For the six months period ended February 28, 2018, net cash used in operating activities was $5,432,819 compared to $516,650 in net cash used in operating activities for the comparable period in 2017. The change is primarily attributed to an increase in inventory, including related prepayments and accounts receivable.

Cash Flows from Investing Activities

Net cash used in investing activities decreased from $660,922 to $268,956 for the six month period ended February 28, 2018 due to the Company purchased less assets compared to the same period of 2017.

Cash Flows from Financing Activities

Net cash provided by financing activities decreased from $2,983,723 to $11,844,713 for the six month period ended February 28, 2017 and February 28, 2018, respectively. The decrease is primarily attributed to the decrease of cash received from sale of shares of the Company's common stock in private placements compared to the six month period ended February 28, 2017.

We manage our liquidity and financial position in the context of our overall business strategy. We continually forecast and manage our cash, working capital balances, and capital structure to meet the short-term and long-term obligations of our business while seeking to maintain liquidity and financial flexibility.

As of February 28, 2018, we have historically funded our operations primarily through the issuance of equity. We had net loss of $825,699, for the six months ended February 28, 2018 and had an accumulated deficit of $1,432,943 as of February 28, 2018.  For the six months ended February 28, 2017, we had net income of $157,216, and an accumulated deficit of $833,924 as of February 28, 2017.

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

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of February 28, 2018.

The material weaknesses that existed on August 31, 2017 are described in Part II, Item 9A – Controls and Procedures in our most recent Annual Report on Form 10-K, filed on November 29, 2017. Due to a lack of financial resources and size, we are not able to take any action to immediately remediate these material weaknesses. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our disclosure controls and procedures were not effective and that there were material weaknesses as identified in this report, we believe that our financial statements fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

We have taken steps to enhance our internal control over financial reporting and plan to take additional steps to remediate the material weaknesses. Specifically:

(i)	We appointed additional independent members with public company board experience to our board of directors, such that our board of directors is now composed of a majority of independent directors;

(ii)	On March 9, 2018, our board of directors formed an Audit Committee composed entirely of independent directors that will, among other things, assist the board of directors in its oversight of the integrity of our financial statements and our financing reporting processes and systems of internal control;

(iii)	We have adopted a Code of Business Conduct and Ethics and a whistleblower policy;

(iv)	We added staff to our finance team, and outsourced to third party the assessment of certain complex transactions under US GAAP; and

(v)	On January 2018, we hired a controller with public company experience

We believe that the measures described above will strengthen our internal control over financial reporting. We expect that our efforts, including design, implementation and testing will continue throughout fiscal year 2018.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of February 28, 2018, that occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

To the best of the Company’s knowledge and belief, no material legal proceedings are currently pending or threatened.

Item 1A.	Risk Factors.

Item 1A of Part I of our Annual Report on Form 10-K for the year ended August 31, 2017, filed with the SEC on November 28, 2017 and Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended November 30, 2017, filed with the SEC on January 16, 2018, contain risk factors identified by the Company. To our knowledge, there have been no material changes to the risk factors we previously disclosed. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business. To our knowledge and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes in the risk factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017 and Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended November 30, 2017.

Item 2.	Unregistered Sales of Equity Securities.

During the six months ended February 28, 2018, the Company sold 4,626,296 shares of its common stock to investors in exchange for cash of $11,387,005. For the same period ended February 28, 2017 the Company sold 1,726,266 shares of its common stock to investors in exchange for cash of $2,939,923.

During the six months ended February 28, 2018, the Company received $30,000 from an investor but the shares were not issued as of February 28, 2018.

Subsequent to February 28, 2018 and through the date of this filing, we granted 6,803 unregistered shares of Company common stock for services pursuant to contracts, with an aggregate fair market value of $20,749, and we sold 564,360 shares of our common stock to investors in exchange for gross proceeds of $2,480,000.

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

On March 8, 2018, we and Kim International Corporation entered into an amendment to the Loan and Security Agreement with Gerber Finance Inc. Pursuant to the amendment, the aggregate principal amount of our secured revolving credit facility with Gerber at any time outstanding was increased to $4.0 million and the principal amount of loans, plus the face amount of any outstanding letters of credit, at any time outstanding cannot exceed the lesser of (i) 40% of the value of certain inventory and (ii) 50% of certain accounts receivable.

Item 6.	Exhibits

The following exhibits are filed as part of this Current Report on Form 10-Q. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit Number	Description of Exhibit
10.1#(1)	Separation Agreement dated as of January 12, 2018 by and between Kush Bottles, Inc. and Ben Wu.
10.2(1)	Consulting Agreement dated as of January 19, 2018 by and between Kush Bottles, Inc. and Ben Wu.
10.3*	First Amendment to Loan and Security Agreement dated as of March 8, 2018 by and among Gerber Finance Inc., Kush Bottles, Inc. and Kim International Corporation.
31.1*	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed January 19, 2018) and incorporated by reference thereto.

*	Filed herewith.

**	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KUSH BOTTLES, INC.

Date: April 12, 2018	By:	/s/ Nicholas Kovacevich
Nicholas Kovacevich
Chairman and Chief Executive Officer

Date: April 12, 2018	By:	/s/ James McCormick
James McCormick
Chief Financial Officer and Chief Operating Officer

