Form 10-Q
period 2018-05-31
Kush Bottles, Inc.
filed 2018-07-13
CIK 1604627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File Number: 000-55418

KUSH BOTTLES, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-5268202
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated Filer	☐		Accelerated filer	☐
Non-accelerated Filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐  No     ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 74,198,243 shares  outstanding as of July 9, 2018.

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

FOR THE THREE MONTHS ENDED MAY 31, 2018

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

KUSH BOTTLES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	May 31,	August 31,
	2018	2017
ASSETS
Current assets:
Cash	$3,574,430	$916,984
Accounts receivable, net of allowance	6,285,310	1,695,303
Prepaid expenses and other current assets	6,736,528	1,625,689
Inventory	10,059,200	3,754,171
Total current assets	26,655,468	7,992,147

Goodwill	51,281,279	34,247,344
Intangible assets, net	3,175,583	3,730,287
Deposits	621,723	50,235
Deferred tax asset	30,081	30,081
Property and equipment, net	2,778,796	931,763
Total Assets	$84,542,930	$46,981,857

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,675,579	$1,039,889
Accrued expenses and other current liabilities	2,494,794	993,186
Contingent cash consideration	2,150,000	1,820,000
Notes payable - current portion	145,413	689,450
Line of credit - current portion	2,433,907	-
Total current liabilities	10,899,693	4,542,525

Long-term liabilities:
Deferred tax liability	1,151,536	1,424,173
Notes payable	185,772	34,513
Total long-term liabilities	1,337,308	1,458,686
Total liabilities	12,237,001	6,001,211

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 10,0000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 265,000,000 shares authorized, 66,389,529 and 58,607,066 shares issued and outstanding, respectively	66,389	58,607
Additional paid-in capital	75,838,222	41,529,283
Accumulated deficit	(3,598,682)	(607,244)
Total stockholders’ equity	72,305,929	40,980,646
Total liabilities and stockholders’ equity	$84,542,930	$46,981,857

See accompanying notes to the unaudited condensed consolidated financial statements

KUSH BOTTLES, INC.

 Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended May 31,		For the nine months ended May 31,
	2018	2017	2018	2017
Revenue	$12,904,609	$4,719,477	$32,113,100	$10,161,813
Cost of goods sold	9,246,879	3,042,405	22,859,731	6,345,204
Gross profit	$3,657,730	$1,677,072	$9,253,369	$3,816,609

Operating expenses:
Depreciation	258,837	28,816	666,409	48,294
Stock compensation expense	495,897	259,417	1,904,568	522,226
Selling, general and administrative	4,987,374	1,380,100	9,495,295	3,369,202
Total operating expenses	5,742,108	1,668,333	12,066,272	3,939,722
Income (loss) from operations	(2,084,378)	8,739	(2,812,903)	(123,113)

Other income (expense)
Other expense	-	-	-	(23,944)
Interest expense	(81,362)	(2,620)	(112,357)	(4,488)
Total other expense	(81,362)	(2,620)	(112,357)	(28,432)
Income (loss) before income taxes	(2,165,740)	6,119	(2,925,260)	(151,545)
Provision for income taxes	-	-	66,178	-
Net Income (Loss)	$(2,165,740)	$6,119	$(2,991,438)	$(151,545)

Net Income (Loss) per Share:
Basic net income (loss) per common share outstanding	$(0.03)	$-	$(0.05)	$-
Diluted net income (loss) per common share outstanding	$(0.03)	$-	$(0.05)	$-

Basic weighted average number of common shares outstanding	64,680,419	51,805,930	61,995,107	50,458,416
Diluted weighted average number of common shares outstanding	64,680,419	53,334,232	61,995,107	50,458,416

See accompanying notes to the unaudited condensed consolidated financial statements

KUSH BOTTLES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended May 31,
	2018	2017

Cash flows from operating activities
Net loss	$(2,991,438)	$(151,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	666,410	142,814
Depreciation cost of goods sold	125,111	-
Stock compensation expense	1,904,568	522,226
Changes in operating assets and liabilities:
Accounts receivable	(4,119,337)	(625,760)
Provisions for deferred taxes	(272,637)	-
Prepaids	(3,715,284)	(213,436)
Inventory	(6,068,029)	(1,305,102)
Accounts payable	1,371,469	634,741
Accrued expenses and other current liabilities	869,209	94,603
Net cash used in operating activities	(12,229,958)	(901,459)

Cash flows from investing activities
Acquisition of web domain	(9,321)	(150,000)
Security deposits	(571,488)	(28,379)
Acquisition of CMP Wellness, LLC	-	(1,500,000)
Purchase of property and equipment	(987,746)	(777,542)
Acquisition of Summit Innovations Gas, LLC, net of cash received	(945,218)	-
Net cash used by investing activities	(2,513,773)	(2,455,921)

Cash flows from financing activities
Repayment of the car loans	(247,907)	-
Repayment of Summit loans	(711,896)	-
Payment of earn-out	(170,000)	-
Proceeds from note payable	-	24,785
Repayment of note payable	(583,441)	(21,614)
Proceeds from line of credit	2,433,907	-
Proceeds from stock option exercises	245,791	44,001
Proceeds from sale of stock	16,434,723	3,009,897
Net cash provided by financing activities	17,401,177	3,057,069

Net increase (decrease) in cash	2,657,446	(300,311)

Cash at beginning of period	916,984	1,027,003
Cash at end of period	$3,574,430	$726,692

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	73,706	3,855
Income taxes	330,000	-
Non-cash investing and financing activities
Services prepaid for in common stock	$1,308,929	$169,955
Shares issued for accounts payable	$112,310	$-
Fair value of shares issued related to acquisition of business	$-	$19,500,000
Fair value of shares issued related to acquisition of web domain	$-	$466,000
Fair value of contingent equity consideration	$-	$11,229,760
Reclass Summit tax payable from loan payable short term	$274,363	$-
Purchase of property and equipment on credit	$204,315	$-

See accompanying notes to the condensed consolidated financial statements

KUSH BOTTLES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended May 31,
	2018	2017

Supplemental Disclosures - Acquisition:

Accounts receivable	$470,670
Prepaid expense and other current assets	86,626
Inventory	237,000
Property and equipment, net	648,770
Goodwill	17,033,935
Accounts payable	(1,376,531)
Accrued expenses	(358,035)
Notes payable	(986,816)
Stock consideration	(14,310,400)
Contingent cash consideration liability	(500,000)
Acquisition of Summit Innovations Gas, LLC	$945,218

See accompanying notes to the condensed consolidated financial statements

KUSH BOTTLES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Kush Bottles, Inc. (“the Company”) was incorporated in the state of Nevada on February 26, 2014. The Company provides customizable packaging products, vaporizers, hydrocarbon gases, solvents, accessories and branding solutions for the cannabis industry. Representative examples of the Company’s products include pop-top bottles, vaporizer cartridges and accessories, exit/barrier bags, tubes, and other small-sized containers. The Company’s wholly owned subsidiary Kim International Corporation (KIM), a California corporation, was originally incorporated as Hy Gro Economics Corporation ("Hy Gro") on December 2, 2010. On October 30, 2012, Hy Gro amended its articles of incorporation to reflect a name change to KIM International Corporation (KIM). On March 4, 2014, the shareholders of KIM exchanged all 10,000 of their common shares for 32,400,000 shares of common stock of Kush Bottles, Inc. The operations of KIM became the operations of Kush after the share exchange and accordingly the transaction is accounted for as a recapitalization of KIM whereby the historical financial statements of KIM are presented as the historical financial statements of the combined entity. KIM was the acquiring entity in accordance with ASC 805, Business Combinations. The accumulated losses of KIM were carried forward after the completion of the share exchange. Operations prior to the share exchange were those of KIM.

Acquisition of CMP Wellness, LLC

On May 1, 2017, the Company entered into an agreement of merger agreement with Lancer West Enterprises, Inc. a California corporation, Walnut Ventures, a California corporation, Jason Manasse, an individual, and Theodore Nicols, an individual, pursuant to which each of Lancer West Enterprises, Inc. and Walnut Ventures were merged with and into Merger Sub, with Merger Sub as the surviving corporation, resulting in the Company’s indirect acquisition of CMP Wellness, LLC, a California limited liability company, which prior to the merger, was owned 100% by Lancer West Enterprises, Inc. and Walnut Ventures. CMP Wellness, LLC is a distributor of vaporizers, cartridges and accessories. See Note 2 for a further description of the CMP acquisition.

Acquisition of Summit Innovations, LLC

On May 2, 2018, the Company completed its acquisition of Summit Innovations, LLC (“Summit”), a leading distributor of hydrocarbon gases to the legal cannabis industry. Pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), Summit merged with and into KCH Energy, LLC (“KCH”), a wholly-owned subsidiary of the Company, with KCH as the surviving entity. See Note 3 for a further description of the Summit acquisition.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes include the activity of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. All intercompany balances and transactions have been eliminated. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The Company’s operating results for the three and nine months period ended May 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ended August 31, 2018, or for any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended August 31, 2017. The condensed consolidated balance sheet as of August 31, 2017 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. There have been no changes to the Company’s significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended August 31, 2017 that have had a material impact on our condensed consolidated financial statements and related notes.

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

KUSH BOTTLES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Reclassification

Certain classifications have been made to the prior year financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net income (loss) or accumulated deficit.

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

Accounts Receivable

Trade accounts receivable are carried at their estimated collectible amounts.  Trade credit is generally extended on a short-term basis, thus trade receivables do not bear interest.  Trade accounts receivables are periodically evaluated for collectability based on past credit history and their current financial condition. The Company’s allowance for doubtful accounts was $132,000 and $25,000 as of May 31, 2018 and August 31, 2017, respectively.

Inventory

Inventories are stated at the lower of cost or net realizable value using the first-in first out (FIFO) method. The Company’s inventory consists of finished goods of $10,059,200 and $3,754,171 as of May 31, 2018 and August 31, 2017, respectively.

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

The company has not completed the valuation of Summit’s assets acquired and liabilities assumed as of May 31, 2018.

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

Consistent with prior years, the Company conducted its annual impairment test of goodwill during the fourth quarter of fiscal 2018. The estimate of fair value requires significant judgment. Any loss resulting from an impairment test would be reflected in operating income in the Company’s unaudited condensed consolidated statements of income. The annual impairment testing process is subjective and requires judgment at many points throughout the analysis. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. The Company performed its goodwill impairment test as of June 1, 2018 and goodwill was not impaired.

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

KUSH BOTTLES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net earnings by the sum of (a) the weighted average number of shares of common stock outstanding during the period and (b) the potentially dilutive securities outstanding during the period. Stock options are potentially dilutive securities; and the number of dilutive options is computed using the treasury stock method. The effect of the contingent equity consideration relating to the acquisitions of CMP and Summit is also factored into the calculation of dilutive securities.

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2018	2017	2018	2017
Net income	$(2,165,740)	$6,119	$(2,991,438)	$(151,545)
Weighted average common shares outstanding:
Basic	64,680,419	51,805,930	61,995,107	50,458,416
Net effect of dilutive options	-	1,528,302	-	-
Diluted	64,680,419	53,334,232	61,995,107	50,458,416
Earnings per share:
Basic	$(0.03)	$-	$(0.05)	$-
Diluted	$(0.03)	$-	$(0.05)	$-

Potentially dilutive securities consisted of 7,231,042 and 4,695,000 stock options as of May 31, 2018 and 2017, respectively.

Additionally, the approximately 640,000 shares of Common Stock held back by the Company for a period of 15 months for potential post-closing working capital and/or indemnification claims relating to, among other things, breaches of representations, warranties and covenants contained in the Summit Merger Agreement and the potential earn-out consideration of up to an additional 1,280,000 shares of common stock, in the aggregate, based on the performance of the Summit business during a one-year period following the closing were not included in earnings per share because it is not certain that the shares will be issued.

Revenue Recognition

It is the Company’s policy that revenues from product sales is recognized in accordance with ASC 605 "Revenue Recognition".  Four basic criteria must be met before revenue can be recognized; (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding fixed nature in selling prices of the products delivered and the collectability of those amounts.  The Company has not implemented any specific rebate programs. Provisions for discounts to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. During the three-month period ended May 31, 2018 and 2017, the Company had no provisions for sales discounts of $140,018 and $40,806, respectively. The Company has not established a formal customer incentive program, but considers and accommodates discounts to certain customers on a case by case basis, including by way of example, for volume shipping or for certain new customers with orders over a specific discretionary dollar threshold. The Company classifies the reimbursement by customers of shipping and handling costs as revenue and the associated cost as cost of revenue.

As of May 31, 2018 and 2017, the Company had a refund allowance of nil, respectively. Consistent with ASC 605-15-25-1, the Company considers factors such as historical return of products, estimated remaining shelf life, price changes from competitors, and introductions of competing products in establishing a refund allowance. The Company recognizes revenues when and title to products transfers to the customer (which generally occurs at the time shipment is made), the sales price is fixed or determinable, and collectability is reasonably assured.   The Company defers any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Warranty Costs

The Company has not had any historical warranty related expenditures and so does not record a reserve for warranty costs.

KUSH BOTTLES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company has a contingent consideration liability of $2,150,000 which consists of contingent cash consideration of $1,650,000 resulting from the acquisition of CMP and $500,000 resulting from the acquisition of Summit. The contingent consideration liability is calculated based on the weighted average probability of meeting certain milestones. This liability is remeasured at each reporting period. The Company had no other financial assets or liabilities that are measured at fair value on a recurring basis as of May 31, 2018.

The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

		Fair Value Measurement at Reporting Date Using
Description	May 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent consideration liability	$2,150,000	$-	$-	$2,150,000

The Company classifies its contingent consideration liability within Level 3 as the valuation inputs are based on quoted market prices and market observable data. During the nine months ended May 31, 2018, a payment of $170,000 was made towards this liability, an increase of $500,000 resulted from the Summit acquisition, resulting in a net liability of $2,150,000. During the three months ended May 31, 2018, the Company did not recognize any change in the fair value of its contingent consideration liability of $2,150,000.

Recently Issued Accounting Pronouncements

On December 22, 2017 the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the TCJA).  SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but for which they are able to determine a reasonable estimate, it must record a provisional amount in the financial statements. Provisional treatment is proper in light of anticipated additional guidance from various taxing authorities, the SEC, the FASB, and even the Joint Committee on Taxation. If a company cannot determine a provisional amount to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA. The Company is still in the process of estimating the tax impact and is expected to apply this guidance at year end.

KUSH BOTTLES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In September 2017, the Financial Accounting Standards Board “FASB” issued Accounting Standards Update (ASU) No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. The Company may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

In March 2017, the FASB issued ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”. This update shortens the amortization period of a callable security that is held at a premium to the earliest call date of that security instead of the contractual life of the security. Although the Company does not currently hold any callable securities at a premium, it may do so in the future. Unless such securities are purchased by the Company, the Company does not believe that ASU 2017-08 will have an impact its consolidated financial statements effective beginning January 1, 2019.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. This guidance will be effective for the Company in the first fiscal quarter of 2018 on a prospective basis, and early adoption is permitted. The Company does not expect the standard to have a material impact on its consolidated financial statements. The Company adopted this standard on March 1, 2018 and the adoption did not have a material on its consolidated financial statements.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), and subsequently issued modifications or clarifications in ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The revenue recognition principle in ASU 2014-09 and the related guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 prescribes a five-step process for evaluating contracts and determining revenue recognition. In addition, new and enhanced disclosures are required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The Company has not yet determined whether the impact that this new guidance will be material to its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update change existing guidance related to accounting for employee share-based payments affecting the income tax consequences of awards, classification of awards as equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. The Company adopted this standard on September 1, 2017 and the adoption did not have a material on its consolidated financial statements.

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

The acquisition consideration consisted of a cash payment of $1,500,000, unsecured promissory notes in the aggregate principal amount of approximately $770,820, having a one-year maturity, and an aggregate of 7,800,000 restricted shares of the Company’s common stock (equal to 12% of the Company’s common stock outstanding as of May 31, 2018). During the one-year period following the closing, the two sellers of CMP may become entitled to receive up to an additional $1,905,000 in cash, in the aggregate, and 4,740,960 shares of common stock of the Company, in the aggregate, based on the gross profit generated by CMP product line for the period from May 1, 2017 to April 30, 2018. Per the terms of the Merger Agreement, post-closing adjustments to CMP’s working capital is directly offset to the unsecured promissory notes payable. Management has estimated that the post-closing working capital adjustments amounted to $104,032, which management estimates will result in a decrease of the unsecured promissory notes payable from $770,820 to $666,788. In accordance with ASC 805, management has evaluated the estimated fair value of the contingent consideration based a probability-weighted assessment of the occurrence of CMP reaching certain gross profit earnout targets. The Company initially recorded a contingent liability for the contingent cash consideration of $1,735,375 and recorded contingent equity consideration of $10,763,760. Based on information obtained during the fourth fiscal quarter, the Company revised its estimate of the contingent cash consideration from $1,735,375 to $1,905,000, and its estimate of the contingent equity consideration from $10,763,760 to $11,852,400. A payment of $85,000 was made towards this liability during the year ended August 31, 2017, resulting in a net liability of $1,820,000. During the six months ended February, a payment of $170,000 was made towards this liability, resulting in a net liability of $1,650,000. During the three months ended May 31, 2018, the Company did not recognize any change in the fair value of its contingent consideration liability of $1,650,000.

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

Acquisition Consideration:

	May 1, 2017 (As initially reported)	Measurement Period Adjustments (1)	August 31, 2017 (As adjusted)
Cash	$1,500,000	$—	$1,500,000
Fair value of common shares issued to CMP members	19,500,000	—	19,500,000
Promissory notes	660,216	6,572	666,788
Estimated fair value contingent cash consideration	1,735,375	169,625	1,905,000
Estimated fair value contingent equity consideration	10,763,760	1,088,640	11,852,400
Total estimated acquisition consideration	$34,159,351	$1,264,837	$35,424,188

(1)	As of August 31, 2017, the Company revised its estimate of the contingent cash consideration from $1,735,375 to $1,905,000, and the Company revised its estimate of the contingent equity consideration from $10,763,760 to $11,852,400, to reflect the increased probability of the sellers of CMP reaching the maximum earnouts available. An additional post-closing adjustment of $6,572 was recorded, which resulted in an increase of the promissory notes from $660,216 to $666,788. The balance of the note payable at May 31, 2018 reflects principal payments of $583,440 made to the sellers of CMP. The balance of the contingent cash consideration $1,650,000 as of May 31, 2018, reflects a decrease of $255,000 due to cash payments made to the sellers of CMP.

NOTE 3 - ACQUISITION OF SUMMIT INNOVATIONS, LLC

On May 2, 2018, the Company completed its acquisition of Summit, a leading distributor of hydrocarbon gases to the legal cannabis industry. Pursuant to the terms of the Merger Agreement with Summit, Summit merged with and into KCH, a wholly-owned subsidiary of the Company, with KCH as the surviving entity.

The acquisition was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations.  The consideration paid to the Members of Summit at the closing included the Cash Consideration, consisting of an aggregate of $1.4 million in cash, net of cash received and the Share Consideration, consisting of an aggregate of 1,280,000 shares common stock. $500,000 of the Cash Consideration and approximately 640,000 shares of common stock from the Share Consideration were held back by the Company for a period of 15 months for potential post-closing working capital and/or indemnification claims relating to, among other things, breaches of representations, warranties and covenants contained in the Merger Agreement. The Members may become entitled to receive earn-out consideration of up to an additional 1,280,000 shares of common stock, in the aggregate, based on the net revenue performance of the Summit business during a one-year period following the closing.

The Company estimated the probability of the contingent consideration at 100% and recorded the earn-out consideration of the additional 1,280,000 shares of common stock in stockholders’ equity.

KUSH BOTTLES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The preliminary total purchase price (based on the $5.59 May 2, 2018 closing price)  was as follows:

	Shares	Dollars
Company stock	640,000	$3,577,600
Company stock held back	640,000	3,577,600
Contingent company stock consideration	1,280,000	7,155,200
Cash, net of cash received	-	945,218
Cash held back	-	500,000
Total purchase price	2,560,000	$15,755,618

The following table summarizes the allocation of the preliminary purchase price to the assets acquired and liabilities assumed:

Accounts receivable	$470,670
Prepaid expense and other current assets	86,626
Inventory	237,000
Property and equipment, net	648,770
Goodwill	17,033,935
Accounts payable	(1,376,531)
Accrued expenses	(358,035)
Notes payable	(986,816)
Total purchase price	$15,755,618

The following unaudited pro forma financial data assumes the acquisition had occurred at September 1, 2016. Pro forma results have been prepared by adjusting the Company’s historical results to include Summit's results of operations. The unaudited pro forma results presented do not necessarily reflect the results of operations that would have resulted had the acquisition been completed at September 1, 2016, nor do they indicate the results of operations in future periods. Additionally, the unaudited pro forma results do not include the impact of possible business model changes, nor do they consider any potential impacts of current market conditions or revenues, reduction of expenses, asset dispositions, or other factors. The impact of these items could alter the following pro forma results ($ in thousands):

KUSH BOTTLES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	May 31, 2018	May 31, 2017
	Unaudited	Unaudited
Total revenues	$13,860,746	$4,735,295
Net income (loss)	$(2,778,867)	$(83)
Loss per share:
Basic	$(0.04)	$(0.00)
Diluted	$(0.04)	$(0.00)

	Nine Months Ended	Nine Months Ended
	May 31, 2018	May 31, 2017
	Unaudited	Unaudited
Total revenues	$35,249,655	$10,177,631
Net income (loss)	$(4,285,427)	$(157,747)
Loss per share:
Basic	$(0.07)	$(0.00)
Diluted	$(0.07)	$(0.00)

NOTE 4 - CONCENTRATIONS OF RISK

Supplier Concentrations

The Company purchases inventory from various suppliers and manufacturers. For the nine months ended May 31, 2018 and 2017, two vendors, Transpring And Shenzhen Buddy Technology Co. Ltd.,   accounted for approximately 14% and 22%, respectively, of total inventory purchases.

Customer Concentrations

During the nine months ended May 31, 2018 there was no customer which represented over 10% of the Company’s revenues there were no such customers for the same period ended May 31, 2017. As of May 31, 2018, there were two customers who represented 8% of accounts receivable. As of May 31, 2017, there was one customer that accounted for over 10% of accounts receivable.

NOTE 5 - RELATED-PARTY TRANSACTIONS

The Company leases its California and Colorado facilities from related parties. During the nine months ended May 31, 2018 and 2017, the Company made rent payments  of $161,100 and $152,100, respectively, to these related parties.

KUSH BOTTLES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 - PROPERTY AND EQUIPMENT

The major classes of fixed assets consist of the following as of May 31, 2018 and August 31, 2017:

	May 31,	August 31,
	2018	2017
Machinery and equipment	$1,422,523	$886,608
Vehicles	378,543	144,845
Office Equipment	219,123	118,387
Leasehold improvements	800,120	71,545
Gas Tanks - Summit	593,974	-
	3,414,283	1,221,385
Accumulated Depreciation	(635,487)	(289,622)
	$2,778,796	$931,763

Depreciation expense was $113,258 and $ 51,297 for the three months ended May 31, 2018 and 2017, respectively. Of the $113,258 of depreciation expense, $70,885 is included in depreciation and amortization expense and $42,373 is included in cost of goods sold on the consolidated statements of operations.

Depreciation expense was $227,496 and $124,393 for the nine months ended May 31, 2018 and 2017, respectively. Of the $227,496 of depreciation expense, $102,385 is included in depreciation and amortization expense and $125,111 is included in cost of goods sold on the consolidated statements of operations.

NOTE 7 - INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following as of May 31, 2018 and August 31, 2017:

			As of May 31, 2018		As of August 31, 2017
		Weighted
		Average
		Estimated	Gross		Gross
		Useful	Carrying	Accumulated	Carrying	Accumulated
Acquisition	Description	Life	Value	Amortization	Value	Amortization
Roll-Uh-Bowl	Domain name	5 years	$598,605	$(136,910)	$589,284	$(47,886)

CMP Wellness, LLC	Trade name	6 years	2,600,000	(469,444)	2,600,000	(144,444)
	Non-compete agreement	4 years	800,000	(216,667)	800,000	(66,667)
			$3,998,605	$(823,022)	$3,989,284	$(258,997)

The activity in the goodwill balance for the nine months ended May 31, 2018 was as follows:

Balance - August 31, 2017	$34,247,344
Summit acquisition (Note 2)	17,033,935
Balance - May 31, 2018	$51,281,279

KUSH BOTTLES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following as of May 31, 2018 and August 31, 2017:

	May 31,	August 31,
	2018	2017
Customer deposits	$750,950	$319,492
Accrued compensation	388,342	245,975
Income tax payable	1,774	219,082
Credit card liabilities	198,709	142,157
Deferred revenue	476,384	-
Deferred rent	25,301	25,881
Sales tax payable	364,601	17,182
Other accrued expenses	288,734	23,417
	$2,494,794	$993,186

NOTE 9 - NOTES PAYABLE

Notes payable – current portion consists of unsecured promissory notes relating to the CMP acquisition with a principal balance of $83,348 and vehicle loans with an aggregate principal balance of $62,065 for the sum of $145,413, as described below.

As partial consideration for the acquisition of CMP, the Company issued the sellers unsecured promissory notes totaling $770,820. Management has estimated that the post-closing working capital adjustments amounted to $104,032, which resulted in a decrease of the unsecured promissory notes payable from $770,820 to $666,788. The promissory notes matured on May 1, 2018 (however, this note payable remains outstanding as of July 9, 2018) and bear interest at an annual rate of 1.15%. The notes and accrued and unpaid interest are payable in quarterly installments beginning August 1, 2017. As of May 31, 2018, management has accrued for $0 of interest expense on the promissory notes, which is included in accrued expenses and other current liabilities. The principal balance of $83,348 is recognized in the current portion of notes payable in the consolidated balance sheet as of May 31, 2018. Principal payments of $583,441 were made during the nine months ended May 31, 2018.

Automobile Contracts Payable

The Company has entered into purchase contracts for its vehicles.  The loans are secured by the vehicles and bear interest at an average interest rate of approximately 6% per annum. Future principal payments on these automobile contracts payable is summarized in the table below:

Principal
May 31, 2018	Due
2018	$62,247
2019	59,351
2020	52,730
2021	46,812
2022	30,906
$252,045

NOTE 10 - LOAN AGREEMENT

On November 16, 2017, the Company and KIM as borrowers, and all of the Company’s other subsidiaries, as credit parties, entered into a Loan and Security Agreement (the “Loan Agreement”) with Gerber Finance Inc., as lender (“Gerber”), effective as of November 6, 2017. The Loan Agreement provides a secured revolving credit facility (the “Revolving Line”) in an aggregate principal amount of up to $2.0 million at any time outstanding (subsequently increased to $4.0 million), of which $2,433,907  including accrued interest was outstanding on May 31, 2018. Under the original terms of the Loan Agreement, the principal amount of loans, plus the face amount of any outstanding letters of credit, at any time outstanding cannot exceed up to 85% of the Company’s eligible receivables minus reserves. Under the terms of the Loan Agreement, the Company may also request letters of credit from Gerber. The proceeds of the loans under the Loan Agreement will be used for working capital and general corporate purposes. The Revolving Line has a maturity date of November 6, 2019. Borrowings under the Revolving Line accrues interest at a rate based on the prime rate as customarily defined, plus a margin of 3.0%. On March 8, 2018, the Company and KIM entered into an amendment to the Loan Agreement with Gerber. Pursuant to this amendment, the aggregate principal amount of the Revolving Line at any time outstanding was increased to $4.0 million and the principal amount of loans, plus the face amount of any outstanding letters of credit, at any time outstanding cannot exceed the lesser of (i) 40% of the value of certain inventory and (ii) 50% of certain accounts receivable.

KUSH BOTTLES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11 - STOCKHOLDERS' EQUITY

Preferred Stock

The authorized preferred stock is 10,000,000 shares with a par value of $0.001. As of May 31, 2018, and August 31, 2017, the Company has no shares of preferred stock issued or outstanding.

Common Stock

The authorized common stock is 265,000,000 shares with a par value of $0.001. As of May 31, 2018, and August 31, 2017, 66,389,529 and 58,607,066 shares were issued and outstanding, respectively.

During the nine months ended May 31, 2018, the Company sold 5,877,415 shares of its common stock to investors in exchange for cash of $16,404,723.

During the nine months ended May 31, 2018, the Company received $30,000 from an investor but the shares were not issued as of May 31, 2018.

Share-based Compensation

The Company recorded stock compensation expense of $495,897 and $259,418 for the three month periods ended May 31, 2018 and 2017, respectively, in connection with the issuance of shares of common stock and options to purchase common stock.

The Company recorded stock compensation expense of $1,904,568 and $522,226 for the nine month periods ended May 31, 2018 and 2017, respectively, in connection with the issuance of shares of common stock and options to purchase common stock.

During the nine month period ended May 31, 2018, the Company issued 368,624 shares of common stock to consultants in exchange for $1,794,828 of services, of which $485,899 was service rendered and $1,308,929 of prepaid services.

During the nine month period ended May 31, 2018, the Company entered into a separation agreement dated as of January 12, 2018 with one employee. The Company issued 100,000 restricted common shares as part of the separation agreement to this employee, which valued at $667,000 and was recorded as share-based compensation during the nine months ended May 31, 2018.

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

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of the Company’s stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the nine months ended May 31, 2018 and 2017:

KUSH BOTTLES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	May 31,	February 28,
	2018	2017
Expected term (years)	1-4	1-4
Expected volatility	60%	60%
Weighted-average volatility	60%	60%
Risk-free interest rate	0.67%-2.81%	0.85%-1.57%
Dividend yield	0%	0%
Expected forfeiture rate	33%	33%

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

During the nine months ended May 31, 2018 and 2017, the Company issued 4,096,000 and 2,940,000 stock options, respectively, pursuant to the Company’s 2016 Stock Incentive Plan. A summary of the Company’s stock option activity during the nine month period ended May 31, 2018 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance Outstanding, August 31, 2017	5,275,500	$1.73	8.0 years	$917,610
Granted	4,098,500	$4.42	9.7 years	-
Exercised	834,459	$0.56	-	-
Forfeited	1,579,375	$2.60	-	-
Balance Outstanding, May 31, 2018	6,960,166	$3.25	8.7 years	23,250,945
Exercisable, May 31, 2018	2,135,549	$1.74	7.5 years	16,093,825

The weighted-average grant-date fair value of options granted during the nine months ended May 31, 2018 and 2017, was $4.42 and $0.96, respectively. The weighted-average grant-date fair value of options forfeited during the nine months ended May 31, 2018 was $2.61.

During the nine months ended May 31, 2018, the Company issued 796,425 shares of common stock pursuant to exercises of stock options and received cash of $245,791.

As of May 31, 2018, there was $14,500,580 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 8.7 years. The total fair value of shares vested during the nine month period May 31, 2018 is $939,420.  This amount is included in stock compensation expense on the consolidated statements of operations.

NOTE 12- COMMITMENTS AND CONTINGENCIES

Lease

The Company’s corporate head-quarters and primary distribution center is located in Santa Ana, California. In July 2017, the Company entered into a facility lease in Garden Grove, California. The Garden Grove facility lease expires on August 1, 2022 and requires escalating monthly payments that range between $24,480 and $28,379. As part of the acquisition of CMP on May 1, 2017, the Company assumed the lease for CMP’s facility located in Lawndale, California. The lease expires in January 2019, and requires escalating monthly payments that range between $4,031 and $4,143. On April 1, 2016, the Company entered into a sublease agreement for a facility located in Woodinville, Washington. The lease commenced on July 15, 2016 and expires on January 31, 2020, and requires escalating monthly payments that range between $14,985 and $16,022. Effective April 10, 2015, the Company assumed the facility lease in Denver, Colorado, which is the headquarters of operations for its wholly-owned subsidiary, Dank. On September 1, 2016, the Colorado facility lease was amended to include additional office space. The lease runs through March 31, 2020 and requires escalating monthly payments, ranging between $4,800 and $7,300. During the nine months ended May 31, 2018 and 2017, the Company recognized $601,938 and $288,789, respectively, of rental expense, related to its office, retail and warehouse space. The increase is the result of the addition of the CMP Wellness facility as well as expenses related to the Company’s new headquarters in Garden Grove, CA.

KUSH BOTTLES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Additionally, Summit has several short-term operating leases in several states, which expire at various dates during 2018.

Other Commitments

In the ordinary course of business, the Company may enter into contractual purchase obligations and other agreements that are legally binding and specify certain minimum payment terms. The Company had no such agreements as of May 31, 2018.

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims as of May 31, 2018.

NOTE 13 - SUBSEQUENT EVENTS

On June 7, 2018, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) pursuant to which the Company agreed to issue and sell an aggregate of 7,500,000 shares of its common stock and warrants to purchase 3,750,000 shares of common stock in a registered direct offering (the “Offering”). The securities were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-221910). Subject to certain ownership limitations, the warrants are immediately exercisable at an exercise price equal to $5.28 per share of common stock. The warrants are exercisable for five years from the date of issuance. The combined per share purchase price for a share of common stock and half of a warrant was $4.80.

The Company completed the Offering on June 12, 2018 for aggregate gross proceeds of $36.0 million and net proceeds, after deducting the placement agent fees and other estimated offering expenses, of approximately $32.9 million. A.G.P./Alliance Global Partners (the “Placement Agent”) acted as the placement agent for the Offering. The Company agreed to pay the Placement Agent an aggregate cash fee equal to 7% of the aggregate gross proceeds raised in the Offering. The Company also agreed to reimburse the Placement Agent for up to $120,000 of certain of its expenses with respect to the Offering and to pay the Placement Agent a non-accountable expense allowance equal to 1% of the aggregate gross proceeds raised in the Offering.

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

Overview

We provide customizable packaging products, vaporizers, hydrocarbon gases, solvents, accessories and branding solutions for the cannabis industry. Representative examples of our products include pop-top bottles, vaporizer cartridges and accessories, exit/barrier bags, tubes, and other small-sized containers. We sell our solutions predominantly to businesses operating in jurisdictions that have some form of cannabis legalization. These businesses include medical and recreational dispensaries, large and small scale processors, and packaging re-distributors.

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

Acquisitions

On May 1, 2017 (“Merger Date”), the Company and KBCMP, Inc., a Delaware corporation and newly formed wholly-owned subsidiary of the Company (“Merger Sub”), entered into an Agreement of Merger (the “Merger Agreement”) with Lancer West Enterprises, Inc., a California corporation and Walnut Ventures, a California corporation, pursuant to which each of Lancer West Enterprises, Inc. and Walnut Ventures were merged with and into Merger Sub, with Merger Sub as the surviving corporation, resulting in our indirect acquisition of CMP Wellness, LLC (“CMP”), a California limited liability company. Prior to the merger, CMP was owned 100% by Lancer West Enterprises, Inc. and Walnut Ventures. Membership interest in CMP was the sole asset of Lancer West Enterprises, Inc. and Walnut Ventures. As a result, CMP became our wholly-owned subsidiary. CMP is a distributor of vaporizers, cartridges and accessories. Our Board of Directors believed the acquisition of CMP and the product offerings of CMP leveraged our existing product development program and provided us with the possibility of generating near term revenue and operating cash flow, as well as establishing a commercial platform whereby other cannabis industry-support products may be accessed in the future. Going forward, the existing product offering and other product licensing opportunities will be the basis of our long-term product portfolio. The operational results discussed below include the activity of CMP during the three and nine months ended May 31, 2018.

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

In May 2017, we acquired intellectual property, domain name, and inventory from RUB Acquisition, LLC. The purchase price for the intellectual property and inventory was $150,000 in cash and 200,000 shares of our common stock having an estimated fair value of $466,000. We are amortizing the cost of the domain name over six years.

On May 2, 2018, we completed our acquisition of Summit Innovations, LLC (“Summit”) , a leading distributor of hydrocarbon gases to the legal cannabis industry. Pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), Summit merged with and into KCH Energy, LLC (“KCH”), our wholly-owned subsidiary, with KCH as the surviving entity.

The consideration we paid to the members of Summit (the “Members”) at the closing included an aggregate of $3.2 million in cash (the “Cash Consideration”), as adjusted to reflect estimated working capital, indebtedness and transaction expenses as of the closing date, and an aggregate of 1,280,000 shares (the “Share Consideration”) of our common stock. $500,000 of the Cash Consideration and approximately 640,000 shares of common stock were held back by us for a period of 15 months for potential post-closing working capital and/or indemnification claims relating to, among other things, breaches of representations, warranties and covenants contained in the Merger Agreement. The Members may become entitled to receive earn-out consideration of up to an additional 1,280,000 shares of common stock, in the aggregate, based on the performance of the Summit business during a one-year period following the closing.

Results of Operations - Comparison for the three-month periods ended May 31, 2018 and 2017

Revenue

For the three months ended May 31, 2018, our revenue increased to $12,904,609, compared to $4,719,477 for the comparable period in 2017, which represents an increase of $8,185,132 or 173%. We experienced solid organic growth across all markets, namely in California following the adoption of adult use cannabis sales from January 1st, 2018. In addition, vaping product related sales remained strong as this sector of the cannabis industry continues to perform well. In addition, we witnessed strong growth of its custom branded product business as customers seek differentiated brand building solutions in line with regulatory requirements.

Gross Profit

Gross profit for the three months ended May 31, 2018 was $3,657,730, or 28% of revenue, compared to $1,677,072, or 36% of revenue, for the three months ended May 31, 2017. The decrease in gross margin percentage is primarily attributable to discounting focused on gaining market share strategy and the mix of products sold, driven by vaporizers and cartridges sales that carry lower margins than the rest of the product portfolio.

Operating Expenses

Our operating expenses for the three months ended May 31, 2018 increased to $5,742,108, or 44% of total revenue, from $1,668,333, or 35% of total revenue, for the three months ended May 31, 2017. The increase is due to the expansion of the business, primarily attributed to increased personnel cost, insurance, professional and facility expenses. We will continue to make significant investments in infrastructure and supply chain to scale efficiently.

Income (Loss) from Operations

Loss from operations for the three months ended May 31, 2018 was $2,084,378 compared to income from operations of $8,739 for the three months ended May 31, 2017. The decrease is primarily attributable to acquisition related closing cost, one-time operating expenses, increased marketing expenses and investment in infrastructure and personnel to scale the expanding business..

Interest and Other Income (Expense), Net

Interest and Other Income (Expense), net during the three months ended May 31, 2018 was expense of $81,362, as compared to an expense of $2,620 for the three months ended May 31, 2017. The increase is attributed interest expense related to the recently established credit line.

Income Tax Provision

The provision for income taxes was $0 for both the three-month periods ended May 31, 2018 and 2017.

Net Income (Loss)

Our net result for the three months ended May 31, 2018 was a net loss of $2,165,740 or $0.03 per share, compared to net income of $6,119 or $0.00 per share, for the three months ended May 31, 2017.

Results of Operations - Comparison for the nine-month periods ended May 31, 2018 and 2017

Revenue

For the nine months ended May 31, 2018, our revenue increased to $32,113,100, compared to $10,161,813 for the comparable period in 2017, which represents an increase of $21,951,287 or 216%. We experienced solid organic growth across all markets, namely in California following the adoption of adult use cannabis sales from January 1st, 2018. In addition, vaping product related sales remained strong as this sector of the cannabis industry continues to perform well. In addition, we witnessed strong growth of its custom branded product business as customers seek differentiated brand building solutions in line with regulatory requirements.

Gross Profit

Gross profit for the nine months ended May 31, 2018 was $9,253,369, or 29% of revenue, compared to $3,816,609 or 38% of revenue, for the nine months ended May 31, 2017. The decrease in gross margin percentage is primarily attributable to discounting focused on gaining market share strategy and the mix of products sold, driven by vaporizers and cartridges sales that carry lower margins than the rest of the product portfolio.

Operating Expenses

Our operating expenses for the nine months ended May 31, 2018 increased to $12,066,272, or 38% of total revenue, from $3,939,722, or 39% of total revenue, for the nine months ended May 31, 2017. The increase is due to the expansion of the business, primarily attributed to increased personnel cost, insurance, professional and facility expenses. We will continue to make significant investments in infrastructure and supply chain to scale efficiently.

Income (Loss) from Operations

Loss from operations for the nine months ended May 31, 2018 was $2,812,903 compared to a loss from operations of $123,113 for the nine months ended May 31, 2017. The decrease is primarily attributable to acquisition related closing cost, one-time operating expenses, increased marketing expenses and investment in infrastructure and personnel to scale the expanding business...

Interest and Other Income (Expense), Net

Interest and Other Income (Expense), net during the nine months ended May 31, 2018 was expense of $112,357, as compared to an expense of $28,432 for nine months ended May 31, 2017. The increase is attributed interest expense related to the recently established credit line.

Income Tax Provision

The provision for income taxes was $66,178 for the nine month period ended May 31, 2018 and $0 for the nine months ended May 31, 2017.

Net Income (Loss)

Our net loss for the nine months ended May 31, 2018 was $2,991,438 or $0.05 per share, compared to a net loss of $151,545 or $0.00 per share, for the nine months ended May 31, 2017.

Liquidity and Capital Resources

At May 31, 2018, we had cash of $3,574,430 and a working capital surplus of $15,755,775 compared to cash of $916,984 and working capital of $3,449,622 as of August 31, 2017. Working capital increased by $12,306,153 or 357%. The increase is due to cash from the sale of our common stock in private placements and inventory.

Cash Flows from Operating Activities

For the nine months period ended May 31, 2018, net cash used in operating activities was $12,229,958 compared to $901,459 in net cash used in operating activities for the nine months ended 2017. The change is primarily attributed to an increase in inventory, including related prepayments and accounts receivable.

Cash Flows from Investing Activities

Net cash used in investing activities increased from $2,455,921 for the nine months ended May 31, 2018 to $2,513,773 for the nine months ended May 31, 2018. The aggregate of our acquisition activity, property and equipment purchases and security deposits for the nine months ended May 31, 2018 exceeded similar activity for the nine months ended May 31, 2017.

Cash Flows from Financing Activities

Net cash provided by financing activities increased from $3,057,069 to $17,401,177 for the nine months ended May 31, 2017 and May 31, 2018, respectively. The increase is primarily attributed to the increase of cash received from sale of shares of the Company's common stock compared to the nine months ended May 31, 2017.

We manage our liquidity and financial position in the context of our overall business strategy. We continually forecast and manage our cash, working capital balances, and capital structure to meet the short-term and long-term obligations of our business while seeking to maintain liquidity and financial flexibility.

As of May 31, 2018, we have historically funded our operations primarily through the issuance of equity. We had a net loss of $2,991,438 for the nine months ended May 31, 2018 and had an accumulated deficit of $3,598,682 as of May 31, 2018.  For the nine months ended May 31, 2017, we had net loss of $151,545, and an accumulated deficit of $828,253 as of May 31, 2017.

On June 12, 2018, we completed a public offering of 7,500,000 shares of common stock and warrants to purchase 3,750,000 shares of common stock. Subject to certain ownership limitations, the warrants are immediately exercisable at an exercise price equal to $5.28 per share of common stock. The warrants are exercisable for five years from the date of issuance. The combined per share purchase price for a share of common stock and half of a warrant was $4.80. The aggregate gross proceeds from the offering were $36.0 million and net proceeds, after deducting the placement agent fees and other estimated offering expenses, were approximately $32.9 million.

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

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of May 31, 2018.

The material weaknesses that existed on August 31, 2017 are described in Part II, Item 9A - Controls and Procedures in our most recent Annual Report on Form 10-K, filed on November 29, 2017. Due to a lack of financial resources and size, we are not able to take any action to immediately remediate these material weaknesses. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our disclosure controls and procedures were not effective and that there were material weaknesses as identified in this report, we believe that our financial statements fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

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

(v)	In January 2018, we hired a controller with public company experience

We believe that the measures described above will strengthen our internal control over financial reporting. We expect that our efforts, including design, implementation and testing will continue throughout fiscal year 2018.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of May 31, 2018, that occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the Share Consideration issued in connection with the acquisition of Summit, during the three   months ended May 31, 2018, we sold 1,251,119 shares of our common stock to investors in exchange for cash of $5,017,719.

During the three months ended May 31, 2018, we granted 312,000 shares of our common stock for services pursuant to contracts, with an aggregate fair market value of $1,632,000.

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

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

The following exhibits are filed as part of this Current Report on Form 10-Q. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit Number	Description of Exhibit
2.1(1)	Agreement and Plan of Merger, dated April 10, 2018, by and among Kush Bottles, Inc., KCH Energy, LLC, Summit Innovations, LLC and Mark Driver.
2.2(2)	Amendment to Agreement and Plan of Merger, dated May 2, 2018, by and among Kush Bottles, Inc., KCH Energy, LLC, Summit Innovations, LLC and Mark Driver.
4.1(3)	Form of Warrant dated as of June 12, 2018.
10.1#*	Kush Bottles, Inc. 2016 Stock Option Plan, as amended.
10.2(4)	First Amendment to Loan and Security Agreement dated as of March 8, 2018 by and among Gerber Finance Inc., Kush Bottles, Inc. and Kim International Corporation.
10.3(3)	Form of Securities Purchase Agreement, dated June 7, 2018.
10.4(3)	Placement Agency Agreement, dated June 7, 2018, by and between Kush Bottles, Inc. and A.G.P./Alliance Global Partners.
31.1*	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed April 10, 2018) and incorporated by reference thereto.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed May 3, 2018) and incorporated by reference thereto.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed June 8, 2018) and incorporated by reference thereto.
(4)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed April 13, 2018) and incorporated by reference thereto.

*	Filed herewith.

**	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
#	Management contract or compensatory plan or arrangement.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KUSH BOTTLES, INC.

Date: July 13, 2018	By:	/s/ Nicholas Kovacevich
Nicholas Kovacevich
Chairman and Chief Executive Officer
(Principal executive officer)

Date: July 13, 2018	By:	/s/ James McCormick
James McCormick
Chief Financial Officer and Chief Operating Officer
(Principal financial and accounting officer)

