Form 10-K
period 2018-08-31
KushCo Holdings, Inc.
filed 2018-11-29
CIK 1604627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED AUGUST 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___ TO ___

Commission File Number: 000-55418

KUSHCO HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-5268202
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11958 Monarch Street, Garden Grove, CA 92841

(Address of principal executive offices, including zip code)

(714) 243-4311

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

☐    Yes     ☒    No

The aggregate market value of the voting and non-voting common equity held by non-affiliates on February 28, 2018 was approximately $171,580,579.

As of November 28, 2018, there were 78,558,571 shares of our common stock issued and outstanding.

KUSHCO HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED AUGUST 31, 2018

FORWARD-LOOKING STATEMENTS

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “Kush”, “the Company”, “we,” “us,” and “our,” refer to KushCo Holdings, Inc., a Nevada corporation, and its subsidiaries.

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

PART I

Item 1.   Business

Company and Product Overview

KushCo Holdings, Inc. (formerly known as Kush Bottles, Inc.) markets and sells packaging products, vaporizers, hydrocarbon gases, solvents, accessories and branding solutions to customers operating in the regulated medical and recreational cannabis industries.  As an innovator in custom packaging design and implementation, we combine creativity with compliance to provide the right solutions for our customers.  The ability to source almost anything a customer needs makes us a one-stop-shop packaging solutions provider.  We also provide custom branding on packaging products, which allows our customers to turn their packaging into an effective marketing tool. Our core products sold are in accordance with Title 16 of the Code of Federal Regulations Part 1700 of the Poison Prevention Packaging Act.  The testing standards for certification meet the stringent requirements as set by the Consumer Product Safety Commission (“CPSC”).  In addition, the materials used for production are FDA-approved food grade and BPA-free.  By offering a product mix that is already tested compliant, we give peace of mind to customers and reduce liability on their end.

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

Hydrocarbon Gases. We provide ultra-pure hydrocarbon gases, including isobutene, n-butane, propane, ethanol, pre-mixes, custom blends and other solvents. These substances are essential in the extraction process which produces products that supply the vaping and concentrate sector of the market. We ship these products to customers from ten distribution hubs in key markets across the country under a hazmat compliant structure.

Branding Solutions. Our wholly-owned subsidiary, The Hybrid Creative, is a full-spectrum creative agency based in Santa Rosa, California. It serves both cannabis and non-cannabis clients across the U.S., Canada and Europe. The Hybrid Creative’s services include brand strategy, design and marketing, web application development and e-commerce solutions.

Our Corporate History and Background

KushCo Holdings, Inc. (“Kush”) was incorporated in the state of Nevada on February 26, 2014.  We specialize in the wholesale distribution of packaging supplies and customized branding solutions for the cannabis industry. Our wholly owned subsidiary Kim International Corporation (“KIM”), a California corporation, was originally incorporated as Hy Gro Economics Corporation ("Hy Gro") on December 2, 2010. On October 30, 2012, Hy Gro amended its articles of incorporation to reflect a name change to KIM International Corporation.

On April 10, 2015, we entered into an equity purchase agreement to acquire all of the issued and outstanding membership interests in Dank Bottles, LLC ("Dank"), a Colorado limited liability company. In exchange for the purchased interests, the Company paid cash consideration of $373,725 and issued 3,500,000 shares of common stock to the sellers of Dank.

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

On May 2, 2018, we and KCH Energy, LLC, a wholly-owned subsidiary of the Company (“KCH”), completed our acquisition of Summit Innovations, LLC (“Summit”), a leading distributor of hydrocarbon gases to the legal cannabis industry. Pursuant to the terms of the Agreement and Plan of Merger with Summit, Summit merged with and into KCH, with KCH as the surviving entity. The consideration paid to the members of Summit at the closing included cash consideration of $945,218, net of cash received, and 1,280,000 shares of the Company’s common stock. The acquisition includes a twelve-month performance based earn-out payment.

On July 11, 2018, we entered into a Membership Interest Purchase Agreement with the members of Zack Darling Creative Associates, LLC (“ZDCA”), parent of wholly-owned subsidiary, Hybrid Creative, LLC (“Hybrid”), a specialist design agency, whereby we purchased the entire issued membership interest of ZDCA. Following the acquisition, ZDCA operates as a wholly-owned subsidiary of the Company, with Hybrid continuing to operate as wholly-owned subsidiary of ZDCA. The consideration paid to the members of ZDCA at the closing included cash consideration of $847,187, net of cash received, $82,106 in cash held back and 360,000 shares of the Company’s common stock, of which 162,000 will be held back until January 1, 2019. The acquisition includes an earn-out payment based on the net revenue performance of the Hybrid business during the period September 1, 2018 through August 31, 2019.

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

Subsequent to the share exchange, the members of KIM owned 32,400,000 of shares of our common stock, effectively obtaining operational and management control of Kush. Kush had no operations prior to the share exchange. As a result of the recapitalization, KIM was the acquiring entity in accordance with ASC 805, Business Combinations. The accumulated losses of KIM were carried forward after the completion of the share exchange. Operations prior to the share exchange were those of KIM.

Marketing and Sales Channels

We sell primarily into the business-to-business market, which includes legally operating medical and adult-use dispensaries, growers, and MIP producers (Marijuana Infused Products) and brand owners in states with marijuana programs. We reach our large and diversified customer base through our direct sales force, our user-friendly website, and the strategic use of re-distributors. Our sales, fulfillment and support staff meet with customers to understand their needs and improve our product offerings and services.  We are able to dedicate certain sales and marketing efforts to particular products, customers or geographic regions, when applicable, which enables us to develop expertise that is highly valued by our customers.  In addition, inside and outside sales representatives, marketing managers, and executives oversee the marketing and sales efforts.  Operational personnel work closely with sales personnel and customer service representatives to satisfy customers’ needs through the distribution of high-quality products, on-time deliveries, value-added regulatory insight, and customized branding solutions.

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

Email Marketing. We maintain a list of our customers and prospects, and we email to them regularly. These campaigns may be seasonally based (such as holiday specials), or may be “news” based to act as a vehicle to communicate important information.  Staying in touch with our customers and our prospects is another key component in our marketing program.

Collateral. We have designed brochures, sales sheets, and catalogs that we use in our sales and marketing programs. These professionally designed and quality-printed pieces have been created using the Kush brand guidelines, and help promote our Company while serving as useful sales tools.

Sales. We have a team of sales professionals that drive our revenues. These dedicated individuals maintain contact with existing clients and secure on-going orders, as well as have frequent communications with prospective customers.  Our sales team is anchored by Territory Sales Managers (TSMs) that are strategically placed in the field.  Each TSM is based in the region which they service.  We believe this “boots on the ground” approach allows Kush to develop deep relationships with the key players in each major market.  While the TSMs are out building relationships in the field, they are supported by a Sales Support Specialist (SSS) in our nearest geographical distribution center.  The SSS is responsible for prospecting new leads, coordinating site visits for the TSM, processing routine orders, and managing custom projects for clients.  We believe this hands-on approach is vital in a new emerging market where value-add can be provided through educational and evangelical sales messaging.

Competition. We face competition from dozens of competitors of varying sizes and geographic reach, who produce and sell products similar to ours. Our sales could be reduced significantly if our competitors develop and market products that are more effective, more convenient, or are less expensive than our products.  We believe that we have differentiated ourselves from competitors due to several factors. We have built what we consider to be one of the strongest brands in the industry. We have a physical presence in key states such as California, Washington, Nevada, Colorado and Massachusetts which enable us to meet our customers’ demands at a speed that supersedes the competition. We have the highest quality and largest variety of products that meet the certification standards for child-resistance. We believe we offer the best customized branded packaging solutions in the market. Additionally, we have a knowledge base and expertise that is unmatched in our industry. As a result, we have become more than just a supplier to our customers – we have become a trusted partner, with insight and recommendations that help our customers’ businesses grow and thrive. In addition to many short-term competitive advantages, Kush is committed to building out a suite of products that are exclusive to the company using intellectual property, branding, trademarks, or joint ventures.  Currently, the company has one granted patent and several in process, as well as numerous trademarks.

Customers

We service customers across several industries including all areas of the legal cannabis supply chain from growers to dispensary retailers. As the industry matures, the size of our largest customers has increased by overall spend as well as the number of items purchased. We believe this trend is likely to continue and will benefit our “one stop shop” strategy for our customers’ ancillary needs.

6

	> $10,000 - < $50,000	> $50,000 - < $100,000	> $100,000 - < $250,000	> $250,000 - < $500,000	> $500,000
Customer Count	546	88	51	18	14
Average # of SKUs Purchased	15	21	33	37	45
Average Revenue	$27,739	$68,631	$144,568	$334,351	$917,071

The table above outlines our customer base for customers spending more than $10,000 for the fiscal year ended August 31, 2018. The table highlights:

•	the number of customers in each revenue grouping,

•	the average number of SKU’s (stock keeping unit) purchased per customer, and

•	the average revenue per customer in each revenue grouping.

The data demonstrates that larger customers are purchasing an ever-increasing variety of products. This scenario allows us to meet the majority of the customer’s ancillary product needs and allows us to secure improved pricing as a result of our increased scale and purchasing power.

Customer Size	FY2016	FY2017	FY2018
> $50,000 - < $100,000	6	29	88
> $100,000 - < $250,000	5	13	51
> $250,000 - < $500,000	2	7	18
> $500,000	-	5	14

The table above breaks down the number of customers who spent more than $50,000 per year for the fiscal years ended August 31, 2016, 2017 and 2018. The table demonstrates the growth in our large customer base as well as growth in the large customers purchasing $500,000 or more per year.

SHIPPING STATE/PROVINCE	Q4 18 REVENUE	Q4 18 vs. Q3 18 GROWTH %	% Of 2018 REVENUE	2018 REVENUE
CA	$9,596,551	65.1%	48.7%	$25,338,460
WA	$2,326,746	15.8%	13.5%	$7,022,534
CO	$2,138,447	95.1%	10.6%	$5,498,265
NV	$1,159,838	61.8%	5.9%	$3,081,660
OR	$1,404,831	79.1%	5.9%	$3,055,179
MA	$246,848	27.1%	1.2%	$605,276
AK	$156.142	15.7%	0.8%	$427,193
ME	$172,269	41.4%	0.7%	$355,955
Rec State Total	$17,201,672	58.5%		$45,384,522
Other US	$2,012,630	13.8%	10.4%	$5,402,010
CAN Totals	$509,767	127.9%	1.6%	$852,576
world Totals	$237,670	320.9%	0.8%	$435,731
Total	$19,961,739	54.7%		$52,074,839

The table above breaks down our revenue by geography for the fiscal year ended August 31, 2018. We have broken out the sales and quarter-over-quarter revenue growth rate for each of the following groups:

•	Adult use states,

•	Medical only in the U.S.,

•	Canada, and

•	All other countries.

The table highlights the sales growth in California following adult use cannabis legalization on January 1, 2018. This also highlights the growth in our sales in more established markets such as Colorado, Washington and Oregon.

ITEM CLASS	Q4 18 REVENUE	Q4 18 vs. Q3 18 GROWTH	2018 REVENUE	% OF 2018 REVENUE
Vape	$10,722,137	57.6%	$27,709,645	53.2%
Packaging	$5,064,402	48.2%	$15,145,177	29.1%
Papers & Supplies	$2,304,445	52.2%	$6,179,750	11.9%
Energy + Natural Products	$1,629,436	266.2%	$2,291,892	4.4%
Labels, Seals & Application	$241,319	32.7%	$748,375	1.4%
	$19,961,739	54.7%	$52,074,839

The table above breaks down fourth quarter and fiscal year 2018 revenue and quarter-over-quarter revenue growth rates by item class. The Energy and Natural Products item class only includes gas sales subsequent to the acquisition of Summit Innovations in May 2018.

Dependence on Major Customers

We have no customers that represented over 10% of revenues during fiscal year ended August 31, 2018.

Sources and Availability of Products

We purchase products and raw materials from different suppliers from time to time on a non-exclusive basis.  We purchase all products and raw materials from suppliers by purchase order.  Our purchase orders are executed on a “spot” basis and contain market pricing, shipment and delivery terms and conditions only.  We do not have any material agreement or arrangement with any supplier other than purchase orders.  For example, we have no material supply agreements or arrangements regarding supplier commitments to medium term or long-term products or raw materials supply, to provide products or raw materials in quantities sufficient for our requirements or to maintain particular levels of supply capacity. We believe that we have maintained strong relationships with our suppliers. We expect that such relationships will continue into the foreseeable future, but we can provide no assurances that these relationships will continue. Based on our experience, we believe that adequate quantities of the raw materials which are used to manufacture our products (i.e. plastic resins) will be available at market prices, but we can provide no assurances as to such availability or the prices thereof.

Research and Development Activities

During the fiscal years ended August 31, 2018 and 2017, our research and development activities included the development of a new child-resistant tube and various other products.  Expenses incurred with research and development during the fiscal years ended August 31, 2018 and 2017 were not material. Our costs to develop products have been financed by internal cash flows and not been borne directly by our customers.

Royalty Agreements

On September 11, 2014, we entered into a royalty agreement with KB Mold Company (“KB Mold”), a related party. KB Mold owned the mold that produces the child-resistant tube that is the subject of our pending patent. Per the terms of the agreement, we were obligated to pay KB Mold a royalty of $0.015 for every tube delivered to us from this mold. We were obligated to purchase 325,000 tubes every three months, beginning on April 29, 2015, the day the first order was received, through December 31, 2019. After ordering and having paid royalties to KB Mold on a minimum of 2,250,000 products, we had the option to purchase the mold from KB Mold for the amount of all direct costs invested by us into the mold. On October 10, 2016, we purchased the mold for $132,487.  We are no longer required to pay any royalties to, or purchase any products from KB Mold.

Segments

We operate as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, who is the chief executive officer, in deciding how to allocate resources and assessing performance. Over the past few years, we have completed a number of acquisitions. These acquisitions have allowed us to expand our offerings, presence and reach in the cannabis industry. While we have offerings in multiple geographic locations for our products for the cannabis industry, including products offered as a result of our acquisitions, our business operates in one operating segment because the majority of our offerings operate similarly, and our chief operating decision maker evaluates our financial information and resources and assesses the performance of these resources on a consolidated basis. Since we operate in one operating segment, all required financial segment information can be found in the financial statements and accompanying notes.  During the fiscal years ended August 31, 2018 and 2017, all of our operations and long-lived assets were located in the United States, and substantially all of our revenues were attributable to customers located in the United States.

Employees

As of the date of this filing, we have 202 full-time employees. Our employees work at our facilities located across the U.S. Our relations with employees remain satisfactory and there have been no significant work stoppages or other labor disputes.

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

Thirty-three states and the District of Columbia currently have laws legalizing marijuana in some form. We do not believe that federal or any state laws prohibit us from selling our packaging products to cannabis growers and dispensers. See, however, the risk factors in Item 1A - Risk Factors under the captions “Cannabis remains illegal under federal law, and therefore, strict enforcement of federal laws regarding cannabis would likely result in our inability and the inability of our customers to execute our respective business plans,” “Litigation by states affected by marijuana legalization,” and “We and our customers may have difficulty accessing the services of financial institutions and related financial services, which may make it difficult to sell our products and services.”

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

Recent Developments

On August 29, 2018, we filed Amended and Restated Articles of Incorporation (the “Amended and Restated Charter”) with the Secretary of State for the State of Nevada. The Amended and Restated Charter changed the Company’s name from Kush Bottles, Inc. to KushCo Holdings, Inc. The Amended and Restated Charter became effective on September 1, 2018, and was approved by the Company’s stockholders at the Company’s 2018 Annual Meeting of Stockholders on May 8, 2018.

On September 21, 2018, we entered into an Asset Purchase Agreement with Smoke Cartel, Inc. (“SMKC”), pursuant to which SMKC acquired certain assets from us relating to our former Roll-Uh-Bowl silicone water pipe product line, including certain intellectual property assets and inventory. The consideration payable to us upon the closing under the purchase agreement consisted of an aggregate of 1,410,415 shares of SMKC common stock.

On November 9, 2018, we and KIM entered into an amendment to the Loan and Security Agreement that we, along with our subsidiaries, entered into with Gerber Finance, Inc. (“Gerber”) on November 6, 2017. Pursuant to this amendment, the aggregate principal amount of the revolving credit facility at any time outstanding was increased to $8.0 million. Additionally, subject to certain exceptions, the face amount of any outstanding letters of credit, at any time outstanding cannot exceed the lesser of (i) 25% of the value of certain inventory (increasing to 40% upon receipt of certain landlord waivers) and (ii) 50% of certain accounts receivable.

Corporate and Available Information

Our principal corporate offices are located at 11958 Monarch Street, Garden Grove, California 92841 and our telephone number is (714) 243-4311. Our internet address is www.kushco.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. Our SEC reports can be accessed through the Investor Relations section of our website.

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

Cannabis remains illegal under federal law, and therefore, strict enforcement of federal laws regarding cannabis would likely result in our inability and the inability of our customers to execute our respective business plans.

Cannabis is a Schedule I controlled substance under the Controlled Substances Act of 1970 (the “CSA”). Even in those jurisdictions in which the manufacture and use of medical cannabis has been legalized at the state level, the possession, use and cultivation all remain violations of federal law that are punishable by imprisonment, substantial fines and forfeiture. Moreover, individuals and entities may violate federal law if they intentionally aid and abet another in violating these federal controlled substance laws, or conspire with another to violate them. The U.S. Supreme Court has ruled in United States v. Oakland Cannabis Buyers' Coop. and Gonzales v. Raich that it is the federal government that has the right to regulate and criminalize the sale, possession and use of cannabis, even for medical purposes. We would likely be unable to execute our business plan if the federal government were to strictly enforce federal law regarding cannabis.

In January 2018, the Department of Justice (the “DOJ”) rescinded certain memoranda, including the so-called “Cole Memo” issued on August 29, 2013 under the Obama Administration, which had characterized enforcement of federal cannabis prohibitions under the CSA to prosecute those complying with state regulatory systems allowing the use, manufacture and distribution of medical cannabis as an inefficient use of federal investigative and prosecutorial resources when state regulatory and enforcement efforts are effective with respect to enumerated federal enforcement priorities under the CSA. The impact of the DOJ's rescission of the Cole Memo and related memoranda is unclear, but may result in the DOJ increasing its enforcement actions against the state-regulated cannabis industry generally.

Congress previously enacted an omnibus spending bill that includes a provision prohibiting the DOJ (which includes the Drug Enforcement Agency (the “DEA”)) from using funds appropriated by that bill to prevent states from implementing their medical-use cannabis laws. This provision, however, expires on December 7, 2018, and must be renewed by Congress. In USA vs. McIntosh, the U.S. Court of Appeals for the Ninth Circuit held that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. However, the Ninth Circuit's opinion, which only applies to the states of Alaska, Arizona, California, Hawaii, and Idaho, also held that persons who do not strictly comply with all state laws and regulations regarding the distribution, possession and cultivation of medical-use cannabis have engaged in conduct that is unauthorized, and in such instances the DOJ may prosecute those individuals.

Additionally, financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statutes and the Bank Secrecy Act. The penalties for violation of these laws include imprisonment, substantial fines and forfeiture. Prior to the DOJ's rescission of the “Cole Memo”, supplemental guidance from the DOJ issued under the Obama administration directed federal prosecutors to consider the federal enforcement priorities enumerated in the “Cole Memo” when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. With the rescission of the “Cole Memo,” there is increased uncertainty and added risk that federal law enforcement authorities could seek to pursue money laundering charges against entities or individuals engaged in supporting the cannabis industry.

Federal prosecutors have significant discretion and no assurance can be given that the federal prosecutor in each judicial district where we operate will not choose to strictly enforce the federal laws governing cannabis production or distribution. Any change in the federal government's enforcement posture with respect to state-licensed cultivation of cannabis, including the enforcement postures of individual federal prosecutors in judicial districts where we operate, would result in our inability to execute our business plan, and we would likely suffer significant losses, which would adversely affect the trading price of our securities. We have not requested or obtained any opinion of counsel or ruling from any authority to determine if our operations are in compliance with or violate any state or federal laws or whether we are assisting others to violate a state or federal law. In the event that our operations are deemed to violate any laws or if we are deemed to be assisting others to violate a state or federal law, any resulting liability could cause us to modify or cease our operations.

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

Our strategy envisions growing our business. We are actively expanding our product, sales, administrative and marketing operations. Any growth in or expansion of our business is likely to continue to place a strain on our management and administrative resources, infrastructure and systems. As with other growing businesses, we expect that we will need to further refine and expand our business development capabilities, our systems and processes and our access to financing sources. We also continue to hire, train, supervise, and manage a significant number of new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. We cannot assure that we will be able to:

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

We depend on third party suppliers around the world, including in China, for materials used to assemble our products. These suppliers could fail to produce products to our specifications or in a workmanlike manner and may not deliver the material or products on a timely basis. Our suppliers may also have to obtain inventories of the necessary parts and tools for production. Any change in our suppliers’ approach to resolving production issues could disrupt our ability to fulfill orders and could also disrupt our business due to delays in finding new suppliers, providing specifications and testing initial production. Such disruptions in our business and/or delays in fulfilling orders could harm our reputation and could potentially cause us to lose our market.

If significant tariffs or other restrictions are placed on our goods imported into the United States from China or any related counter-measures are taken by China, or if such tariffs are increased, our revenue, financial condition, and results of operations may be materially harmed.

If significant tariffs or other restrictions are placed on goods imported into the United States from China or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed. The Trump Administration has signaled that it may alter trade terms between China and the United States, including by limiting trade with China and/or imposing tariffs on imports from China. Between July and September 2018, the U.S. Trade Representative imposed additional duties, ranging from 10% to 25% on a variety of goods imported from China that will potentially be subjected to a 10% tariff until 2019, when the tariffs will increase to 25%. These tariffs apply primarily to our vaporizer and vaporizer accessory products, and as a result, the cost of our products may increase. In addition, any such additional tariffs may also make our products more expensive for consumers, which may reduce consumer demand. We may need to offset the financial impact by, among other things, moving our product manufacturing to other locations where feasible, modifying other business practices or raising prices. If we are not successful in offsetting the impact of any such tariffs, our revenue, gross margins, and operating results may be adversely affected.

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

Our success is highly dependent on the continued services of key management and technical personnel. Our management and other employees may voluntarily terminate their employment at any time upon short notice. The loss of the services of any member of the senior management team, including our Chairman and Chief Executive Officer, Nick Kovacevich; our Chief Financial Officer, Christopher Tedford; our Chief Operating Officer, Jim McCormick; or any of the managerial or technical staff may significantly delay or prevent the achievement of product development, our growth strategies and other business objectives. Our future success will also depend on our ability to identify, recruit and retain additional qualified technical and managerial personnel. We operate in several geographic locations where labor markets are particularly competitive, where demand for personnel with these skills is extremely high and is likely to remain high. As a result, competition for qualified personnel is intense, particularly in the areas of general management, finance, engineering and science, and the process of hiring suitably qualified personnel is often lengthy and expensive, and may become more expensive in the future. If we are unable to hire and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced.

We face risks associated with strategic acquisitions.

As an important part of our business strategy, we have strategically acquired several businesses, and plan to continue strategic acquisitions, some of which may be material. These acquisitions may involve a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including the following, any of which could adversely affect our results of operations:

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

We are subject to cyber-security risks, including those related to customer, employee, vendor or other company data and including in connection with integration of acquired businesses and operations.

We use information technologies to securely manage operations and various business functions. We rely on various technologies, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including reporting on our business and interacting with customers, vendors and employees. In addition, we collect and store certain data, including proprietary business information, and may have access to confidential or personal information that is subject to privacy and security laws, regulations and customer-imposed controls. Our systems are subject to repeated attempts by third parties to access information or to disrupt our systems. Despite our security design and controls, and those of our third-party providers, we may become subject to system damage, disruptions or shutdowns due to any number of causes, including cyber-attacks, breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, service providers, natural disasters or other catastrophic events. It is possible for such vulnerabilities to remain undetected for an extended period. We may face other challenges and risks as we upgrade and standardize our information technology systems as part of our integration of acquired businesses and operations. We have contingency plans in place to prevent or mitigate the impact of these events, however, these events could result in operational disruptions or the misappropriation of sensitive data, and depending on their nature and scope, could lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions and exposure to liability. Such disruptions or misappropriations and the resulting repercussions, including reputational damage and legal claims or proceedings, may adversely affect our results of operations, cash flows and financial condition, and the trading price of our common stock.

Our operating results, including net sales, gross margin and net income (loss), as well as our stock price have varied in the past, and our future operating results will continue to be subject to quarterly and annual fluctuations based upon numerous factors, including those discussed in this Item 1A and throughout this report. Our stock price will continue to be subject to daily variations as well. Our future operating results and stock price may not follow any past trends or meet our guidance and expectations.

Our net sales and operating results, net income (loss) and operating expenses, and our stock price have varied in the past and may vary significantly from quarter to quarter and from year to year in the future. We believe a number of factors, many of which are outside of our control, could cause these variations and make them difficult to predict, including:

•	fluctuations in demand for our products or downturns in the industries that we serve;

•	the ability of our suppliers, both internal and external, to produce and deliver products including sole or limited source components, in a timely manner, in the quantity, quality and prices desired;

•	the timing of receipt of bookings and the timing of and our ability to ultimately convert bookings to net sales;

•	rescheduling of shipments or cancellation of orders by our customers;

•	fluctuations in our product mix;

•	the ability of our customers' other suppliers to provide sufficient material to support our customers' products;

•	currency fluctuations and stability, in particular the, the Chinese RMB and the U.S. dollar as compared to other currencies;

•	introductions of new products and product enhancements by our competitors, entry of new competitors into our markets, pricing pressures and other competitive factors;

•	our ability to develop, introduce, manufacture and ship new and enhanced products in a timely manner without defects;

•	our ability to manage our manufacturing capacity across our diverse product lines and that of our suppliers, including our ability to successfully expand our manufacturing capacity in various locations around the world;

•	our ability to successfully and fully integrate acquisitions, such as the historical CMP Wellness businesses, into our operations and management;

•	our ability to successfully internally transfer products as part of our integration efforts;

•	our reliance on contract manufacturing;

•	our customers' ability to manage their susceptibility to adverse economic conditions;

•	the rate of market acceptance of our new products;

•	the ability of our customers to pay for our products;

•	expenses associated with acquisition-related activities;

•	access to applicable credit markets by us and our customers;

•	our ability to control expenses;

•	potential excess and/or obsolescence of our inventory;

•	impairment of goodwill, intangible assets and other long-lived assets;

•	our ability to meet our expectations and forecasts and those of public market analysts and investors;

•	our ability and the ability of our contractual counterparts to comply with the terms of our contracts;

•	damage to our reputation as a result of coverage in social media, Internet blogs or other media outlets;

•	managing our internal and third party sales representatives and distributors, including compliance with all applicable laws;

•	costs, expenses and damages arising from litigation;

•	individual employees intentionally or negligently failing to comply with our internal controls; and

•	distraction of management related to acquisition, integration or divestment activities.

Our expenses for any given quarter are typically based on expected sales and if sales are below expectations in any given quarter, the adverse impact of the shortfall on our operating results may be magnified by our inability to adjust spending quickly enough to compensate for the shortfall. We also base our inventory levels on our forecasted product mix for the quarter. If the actual product mix varies significantly from our forecast, we may not be able to fill some orders during that quarter, which would result in delays in the shipment of our products. Accordingly, variations in timing of sales, particularly for our higher priced, higher margin products, can cause significant fluctuations in quarterly operating results.

Due to these and other factors, such as varying product mix, quarter-to-quarter and year-to-year comparisons of our historical operating results may not be meaningful. You should not rely on our results for any quarter or year as an indication of our future performance. Our operating results in future quarters and years may be below public market analysts' or investors' expectations, which would likely cause the price of our stock to fall. In addition, over the past several years, U.S. and global equity markets have experienced significant price and volume fluctuations that have affected the stock prices of many companies involved in the cannabis industry as well as in and outside our industry. There has not always been a direct correlation between this volatility and the performance of particular companies subject to these stock price fluctuations. These factors, as well as general economic and political conditions may have a material adverse effect on the market price of our stock in the future.

Charges to earnings resulting from the application of the purchase method of accounting to the various acquisitions may adversely affect our results of operations.

In accordance with generally accepted accounting principles, we have accounted for acquisitions using the purchase method of accounting. Under the purchase method of accounting, we allocated the total purchase price of an acquired company's net tangible and identifiable intangible assets based upon their estimated fair values at the acquisition date. The excess of the purchase price over net tangible and identifiable intangible assets was recorded as goodwill. We have incurred and will continue to incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the acquisition. In addition, to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets. These depreciation, amortization and potential impairment charges could have a material impact on our results of operations.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

Under accounting principles generally accepted in the United States, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered in determining whether a change in circumstances indicating that the carrying value of our goodwill or other intangible assets may not be recoverable include declines in our stock price and market capitalization or future cash flows projections. A decline in our stock price, or any other adverse change in market conditions, particularly if such change has the effect of changing one of the critical assumptions or estimates we used to calculate the estimated fair value of our reporting units, could result in a change to the estimation of fair value that could result in an impairment charge. Any such material charges, whether related to goodwill or purchased intangible assets, may have a material negative impact on our financial and operating results.

Risks Related to Ownership of our Capital Stock

The trading market for our common stock is limited.

We are quoted on the OTC Markets Group’s OTCQB Over-the-Counter Bulletin Board under the trading symbol “KSHB”. The OTCQB is regarded as a junior trading venue. This may result in limited shareholder interest and hence lower prices for our common stock than might otherwise be obtained. In addition, it may be difficult for our shareholders to sell their shares without depressing the market price for our shares or at all. As a result of these and other factors, our shareholders may not be able to sell their shares. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration. If an active market for our common stock does not develop or is not sustained, it may be difficult for our shareholders to sell shares of our common stock.

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

Your percentage ownership will be diluted in the future.

Your percentage ownership will be diluted in the future because of equity awards that we expect will be granted to our directors, officers and employees, as well as shares of common stock, or securities convertible into common stock, we issue in connection with future capital raising or strategic transactions. Our 2016 Stock Incentive Plan provides for the grant of equity-based awards to our directors, officers and consultants. The issuance of any shares of our stock would dilute the proportionate ownership and voting power of existing security holders.

Substantial sales of common stock have and may continue to occur, or may be anticipated, which have and could continue to cause our stock price to decline.

We expect that we will seek to raise additional capital from time to time in the future, which may involve the issuance of additional shares of common stock, or securities convertible into common stock. On June 12, 2018, we completed a registered direct offering of 7,500,000 shares of common stock and the issuance of warrants to purchase 3,750,000 shares of common stock. The purchasers of the shares of common stock and warrants to purchase shares of common stock from that offering may sell significant quantities of our common stock in the market, which may cause a decline in the price of our common stock. Further, we cannot predict the effect, if any, that any additional market sales of common stock, or anticipation of such sales, or the availability of those shares of common stock for sale will have on the market price of our common stock. Any future sales of significant amounts of our common stock, or the perception in the market that this will occur, may result in a decline in the price of our common stock.

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

Since our securities are currently quoted on the OTCQB, our stockholders may face significant restrictions on the resale of our securities due to state “Blue Sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (i) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (ii) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or the transaction must be exempt from registration. The applicable broker must be registered in that state. We do not know whether our common stock will be registered or exempt from registration under the laws of any state. Since our common stock is currently quoted on the OTCQB, a determination regarding registration will be made by those broker-dealers, if any, who agree to serve as the market-makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our common stock and the warrants. Investors should therefore consider the resale market for our common stock to be limited, as they may be unable to resell your common stock without the significant expense of state registration or qualification.

In the past, we have conducted private placements with accredited investors pursuant to Regulation D under the Securities Act. We filed Form Ds relating to such private placements with the SEC, but have not made any notice filings with state securities regulators. State securities regulators may assess penalties and fines on us in the future based on our failure to make such notice filings.

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

Our corporate headquarters and primary distribution center is located in a leased facility at 11958 Monarch Street in Garden Grove, California, which consists of two facilities, one with approximately 28,800 square feet of office that expires on August 1, 2022 and warehouse space the other with approximately 46,000 square feet of primarily warehouse space that expires on August 31, 2023.

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

As part of the expansion of our operating footprint, we entered into a lease on a 66,337 square foot warehouse distribution center in Worcester, Massachusetts in April 2018 with a four-year lease term that expires in April 2022. We intend to use this facility to service the Northeast U.S. as state-level legalization occurs in these states. We also established a distribution center in Las Vegas, Nevada with a lease executed in June 2018. The Las Vegas facility is approximately 12,600 square feet of warehouse and office space and expires in May 2021.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTCQB, under the symbol “KSHB”.  Our common stock was initially listed on the OTCQB on December 1, 2015.   Any over-the-counter market quotations are based on inter-dealer bid and asked prices, without retail markup, mark-down or commission and may not represent actual transactions.

Holders

As of November 28, 2018, we had approximately 162 holders of record of our common stock.  As of November 28, 2018, there were 78,558,571 shares of the Company's common stock issued and outstanding. Of this total, 22,818,039 shares of the Company's common stock, representing approximately 29.05% of our issued and outstanding shares, are held by affiliates.

As of November 28, 2018, there were options exercisable for 2,254,387 shares of our common stock.

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

Recent Sales of Unregistered Securities

On July 11, 2018, we issued 198,000 shares of our common stock to the former members of ZDCA in connection with our acquisition of ZDCA.

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

Overview

We provide customizable packaging products, vaporizers, hydrocarbon gases, solvents, accessories and branding solutions primarily for the cannabis industry. Representative examples of our products include pop-top bottles, vaporizer cartridges and accessories, exit/barrier bags, pre-roll tubes, and other small-sized containers. We sell our solutions predominantly to businesses operating in jurisdictions that have some form of cannabis legalization. These businesses include medical and recreational dispensaries, large and small scale processors, and packaging re-distributors.

We believe that we have created one of the largest product libraries in the cannabis industry, allowing us to be a comprehensive solutions provider to our customers. Our extensive knowledge of the regulatory environment applicable to the cannabis industry allows us to quickly adapt to our customers' packaging requirements. We maintain the flexibility to enter the markets of decriminalized regions by establishing re-distributor partnerships or opening new facilities. We also have the flexibility to introduce new products and services to our vast customer network. We have no supplier “take or pay” arrangements. In addition to these factors, we believe that we offer competitive pricing, prompt deliveries, and excellent customer service. We expect continued growth as we take measures to expand into new markets, invest in our systems and personnel, forge strategic alliances and invest in our own molds and intellectual property.

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

On May 2, 2018, we completed its acquisition of Summit, a leading distributor of hydrocarbon gases to the legal cannabis industry. Pursuant to the terms of the Summit Agreement, Summit merged with and into KCH, with KCH as the surviving entity. The consideration paid to the members of Summit at the closing included cash consideration, consisting of an aggregate of $945,218 in cash, net of cash received, and an aggregate of 1,280,000 shares of the Company’s common stock. $187,849 of cash consideration and approximately 640,000 shares of common stock from the share consideration were held back by us for a period of 15 months for potential post-closing working capital and/or indemnification claims relating to, among other things, breaches of representations, warranties and covenants contained in the Summit Agreement. The members may become entitled to receive earn-out consideration of up to an additional 1,280,000 shares of common stock, in the aggregate, based on the net revenue performance of the Summit business during a one-year period following the closing.

We estimated the fair value of contingent consideration and recorded the earn-out consideration of the additional 1,280,000 shares of common stock in stockholders’ equity.

On July 11, 2018, we completed its acquisition of Hybrid, a specialist creative marketing agency. Pursuant to the terms of the MIPA with the members of ZDCA, parent of wholly-owned subsidiary, Hybrid, we purchased the entire issued membership interest of ZDCA for an aggregate of $847,187 in cash, net of cash received, and an aggregate of 360,000 shares of the Company’s common stock. $82,106 of the cash consideration and approximately 162,000 shares of common stock from the share consideration were held back by us issuable on January 1, 2019. The members may become entitled to receive earn-out payments of up to $1.4 million, through a combination of cash and stock payments, based on the net revenue performance of the Hybrid business during the period September 1, 2018 through August 31, 2019. Following the acquisition, ZDCA operates as a wholly-owned subsidiary of the Company, with Hybrid continuing to operate as wholly-owned subsidiary of ZDCA.

Line of Credit

On November 16, 2017, we and KIM as borrowers, and all of our other subsidiaries, as credit parties, entered into a Loan and Security Agreement (the “Loan Agreement”) with Gerber Finance Inc., as lender (“Gerber”), effective as of November 6, 2017. The Loan Agreement originally provided a secured revolving credit facility (the “Revolving Line”) in an aggregate principal amount of up to $2.0 million at any time outstanding. Under the terms of the original Loan Agreement, the principal amount of loans, plus the face amount of any outstanding letters of credit, at any time outstanding cannot exceed up to 85% of our eligible receivables minus reserves. Under the terms of the Loan Agreement, we may also request letters of credit from Gerber. The proceeds of the loans under the Loan Agreement will be used for working capital and general corporate purposes. The Revolving Line has a maturity date of November 6, 2019. Borrowings under the Revolving Line accrues interest at a rate based on the prime rate as customarily defined, plus a margin of 3.0%.

On November 9, 2018, we and KIM entered into a second amendment to the Loan Agreement with Gerber. Pursuant to this amendment, the aggregate principal amount of the revolving credit facility at any time outstanding was increased to $8.0 million. Additionally, subject to certain exceptions, the face amount of any outstanding letters of credit, at any time outstanding cannot exceed the lesser of (i) 25% of the value of certain inventory (increasing to 40% upon receipt of certain landlord waivers) and (ii) 50% of certain accounts receivable. The amount drawn on the line of credit as of November 21st, 2018 was $4.2 million.

Results of Operations

Comparison of Years Ended August 31, 2017 and August 31, 2018

Revenue

Total revenues increased to $52,074,839 for the fiscal year ended August 31, 2018 from $18,799,169 for the fiscal year ended August 31, 2017, an increase of $33,275,670, or 177%. This increase was primarily due to significant organic growth of approximately $31,440,000 in sales (or 94% of total sales growth) across all markets, including in California following the adoption of adult use cannabis sales on January 1, 2018. In addition, vaping product related sales remained strong as this sector of the cannabis industry continues to perform well. In addition, we witnessed strong growth of our custom branded product business as customers seek differentiated brand building solutions in line with regulatory requirements.

Gross Profit

Gross profit for the fiscal year ended August 31, 2018 was $13,334,154, or 26% of revenue, compared to $7,160,008, or 38% of revenue, for the fiscal year ended August 31, 2017. The decrease in gross margin percentage is primarily attributable inventory write offs of approximately $646,778 related to reserving for excess and obsolete inventory and inventory adjustments of approximately $2,151,814 resulting from our annual full physical inventory count. Management is taking the necessary steps to reduce the risk of inventory management issues by implementing a new warehouse management system and working on continuous process improvement. The decrease in gross margin percentage is also partially attributable to discounting by the Company, which is focused on gaining market share, and the changing mix of products sold, driven by increases in sales of vaporizers and cartridges that carry lower margins than the rest of the product portfolio.

Operating Expense

Our operating expenses for the fiscal year ended August 31, 2018 increased to $25,717,774, or 49% of total revenue compared to $6,779,649, or 36% of total revenue for the fiscal year ended August 31, 2017, an increase of $18,938,125, or 279%. The increase is primarily due to the expansion of our business, which consists of increased personnel cost, insurance, professional and facility expenses. We will continue to make significant investments in infrastructure and supply chain to scale efficiently.

Interest and Other Income (Expense), Net

Interest and Other Income (Expense), net during the fiscal year ended August 31, 2018 was income of $621,719, as compared to an expense of $91,813 for the fiscal year ended August 31, 2017. The income is attributed to the gain of $920,000 related to the warrant liability offset by $276,361 of interest expense related to the credit line established in 2017.

Income Tax Provision

Provision for income taxes decreased to a benefit of $1,563,029 during the fiscal year ended August 31, 2018 compared to an income tax expense of $219,082 for the fiscal year ended August 31, 2017.

On December 22, 2017, the Tax Act was enacted in the U.S. Certain provisions of the Tax Act are effective for the company’s fiscal year 2018, whereas other material provisions of the Tax Act will not apply to the company until the company’s fiscal year 2019.

For fiscal year ended August 31, 2018, the company’s statutory U.S. federal income tax rate was 25.33% which represents a blending of the 35.0% statutory rate under prior law and the new 21.0% statutory rate effective January 1, 2018, prorated based on the number of days during the company’s current fiscal year that each rate was effective. For fiscal year ended August 31, 2017, our U.S. federal income tax rate was 34%. For fiscal years 2019 and later, the company’s statutory U.S. federal income tax rate will be 21.0%.

Beginning in our fiscal year 2019, we will be subject to additional provisions in accordance with the Tax Act. These provisions include income inclusions, deductions, limitations on interest expense and other deductions and our ability to utilize certain tax credits, and minimum taxes, among other things.

For fiscal year ended August 31, 2018, we incurred a loss before provision for income taxes of $11,761,901 versus income before provision for income taxes of $288,546 for fiscal year ended August 31, 2017. The reduction was primarily driven by the increase in valuation allowance ($694,638), ISO’s and warrants ($902,713), the state tax deduction net of federal benefit ($302,016) and other items totaling $52,511. In addition, as a result of the Tax Act, our fiscal year 2018 includes a reduction in the overall tax benefit of $430,203 from remeasuring our U.S. deferred tax assets and liabilities at the lower 21.0% U.S. federal statutory tax rate.

Net Income (Loss)

Net income (loss) decreased to a $10,198,872 loss for the fiscal year ended August 31, 2018 compared to net income of $69,464 for the fiscal year ended August 31, 2017. This loss is primarily attributed to increased SG&A expense of $24,700,610 for the fiscal year ended August 31, 2018 compared to $6,478,808 for the fiscal year ended August 31, 2017.

Liquidity and Capital Resources

At August 31, 2018 and 2017, we had cash of $13,466,807 and $916,984, respectively and a working capital surplus of and $40,209,772 and $3,449,622, respectively.

Cash Flows from Operating Activities

Net cash used in operating activities increased from $751,215 for the fiscal year ended August 31, 2017 to $29,950,125 for the fiscal year ended August 31, 2018. This increase was driven by a $10,198,872 net loss and stock compensation of $3,585,533 for the year ending August 31, 2018, and a $21,013,499 increase in working capital items. The increase in working capital was primarily due to the increase in prepaid inventory and accounts receivable due to expansion of our operations.

Cash Flows from Investing Activities

Net cash used in investing activities increased from $2,515,322 for the fiscal year ended August 31, 2017 to $4,776,376 for the fiscal year ended August 31, 2018. The change is primarily attributed to the purchase of property and equipment of $2,840,996, acquisition of Summit Innovations Gas, LLC, net of cash received of $905,231 and the acquisition of Hybrid Creative, LLC, net of cash received of $847,187.

Cash Flows from Financing Activities

Net cash provided by financing activities increased from $3,156,518 for the fiscal year ended August 31, 2017 to $47,276,324 for the fiscal year ended August 31, 2018. The increase is primarily due to the sale of shares of our common stock to accredited investors in a private placement offering as described below and proceeds from the sale of stock of $16,424,723; offset by payments of contingent cash consideration of $1,785,000.

We manage our liquidity and financial position in the context of our overall business strategy. We continually forecast and manage our cash, working capital balances, and capital structure to meet the short-term and long-term obligations of our business while seeking to maintain liquidity and financial flexibility.

As of August 31, 2018, we have historically funded our operations primarily through the issuance of equity. We had net income (loss) of $10,198,872 and $69,464 for the fiscal years ended August 31, 2018 and 2017, respectively. As of August 31, 2018, we had an accumulated deficit of $10,806,116.

On June 12, 2018, we completed a registered direct offering (the “Offering”) of an aggregate of 7,500,000 shares of our common stock and warrants to purchase 3,750,000 shares of common stock (the “Warrants”). Subject to certain ownership limitations, the Warrants were immediately exercisable at an exercise price equal to $5.28 per share of common stock. The Warrants are exercisable for five years from the date of issuance. The combined per share purchase price for a share of common stock and half of a Warrant was $4.80, for aggregate gross proceeds of approximately $36.0 million.

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

Our accounts receivable reserves were $999,752 and $25,000 in fiscal 2018 and 2017, respectively. The increase in reserves was primarily attributable to the overall growth of the accounts receivable balance in line with the expansion of the business during fiscal year 2018.

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

We evaluate long-lived assets and amortizable intangible assets whenever events or changes in business circumstances or our planned use of assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. Reviews are performed to determine whether the carrying values of the assets are impaired based on comparison to the undiscounted expected future cash flows identifiable to such long-lived and amortizable intangible assets. If the comparison indicates that impairment exists, the impaired asset is written down to its fair value.

We have determined that we operate as a single reporting unit Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired (See Note 8, “Intangible Assets and Goodwill” in the Notes to Consolidated Financial Statements). We generally perform our annual impairment tests during the fourth quarter of each fiscal year using the opening balance sheet as of the first day of the fourth fiscal quarter, with any resulting impairment recorded in the fourth quarter of the fiscal year.

In January 2017, the FASB issued amended guidance that simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The new standard will become effective for our fiscal year beginning September 1, 2020. We elected to early adopt the standard in the fourth quarter of fiscal 2017 for our fiscal 2017 impairment tests.

In fiscal 2018, we conducted a qualitative assessment of the goodwill during the fourth quarter of fiscal 2018 and concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount. In assessing the qualitative factors, we considered the impact of these key factors: macroeconomic conditions, fluctuations in foreign currency, market and industry conditions, our operating and competitive environment, regulatory and political developments, the overall financial performance of our reporting units including cost factors and budgeted-to-actual revenue results. We also considered our market capitalization, stock price performance and the significant excess calculated in the prior year between estimated fair value and the carrying value of goodwill. Due to certain factors such as the net loss incurred during fiscal 2018, we proceeded directly to performing the first step of goodwill impairment. Accordingly, we performed the Step 1 test during the fourth quarter of fiscal 2018. We determined the fair value of the reporting unit for the Step 1 test using a 50-50% weighting of the Income (discounted cash flow) approach and Market (market comparable) approach. The Income approach utilizes the discounted cash flow model to provide an estimation of fair value based on the cash flows that a business expects to generate. These cash flows are based on forecasts developed internally by management which are then discounted at an after tax rate of return required by equity and debt market participants of a business enterprise. This rate of return or cost of capital is weighted based on the capitalization of comparable companies. The Market approach determines fair value by comparing the reporting units to comparable companies in similar lines of business that are publicly traded. Total Enterprise Value (TEV) multiples such as TEV to revenues and TEV to earnings (if applicable) before interest and taxes of the publicly traded companies are calculated. These multiples are then applied to the reporting unit's operating results to obtain an estimate of fair value. Each of these two approaches captures aspects of value in each reporting unit. The Income approach captures our expected future performance, and the Market approach captures how investors view the reporting units through other competitors. We believe these valuation approaches are proven valuation techniques and methodologies for our industry and are widely accepted by investors. As neither was perceived by us to deliver any greater indication of value than the other, and neither approach individually computed a fair value less than the carrying value of the segment, we weighted each of the approaches equally. Management completed and reviewed the results of the Step 1 analysis and concluded that an impairment charge was not required as the estimated fair value of the goodwill was substantially in excess of its carrying value.

At August 31 2018, we had $49,564,325 of goodwill, $4,487,415 of purchased intangible assets and $4,135,090 of property and equipment on our consolidated balance sheet.

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

Inventory Valuation

We record our inventory at the lower of cost (computed on a first-in, first-out basis) or net realizable value. We write-down our inventory to its estimated market value based on assumptions about future demand and market conditions. Inventory write-downs are generally recorded within guidelines set by management when the inventory for a products device exceeds 12 months of its demand or when management has deemed products are no longer active or useful. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required which could materially affect our future results of operations. Due to rapidly changing forecasts and orders, additional write-downs for excess or obsolete inventory, while not currently expected, could be required in the future. In the event that alternative future uses of fully written down inventories are identified, we may experience better than normal profit margins when such inventory is sold. Differences between actual results and previous estimates of excess and obsolete inventory could materially affect our future results of operations.

Business Combinations

We include the results of operations of the businesses that we acquire as of the respective dates of acquisition. We allocate the fair value of the purchase price of our business acquisitions to the tangible assets acquired, liabilities assumed, and intangible assets acquired, based on their estimated fair values. The excess of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. Additional information existing as of the acquisition date, but unknown to us at that time, may become known during the remainder of the measurement period, not to exceed 12 months from the acquisition date, which may result in changes to the amounts and allocations recorded.

Product Warranties

Products sold are generally not covered by an explicit warranty. Accordingly, we do not accrue a warranty reserve.

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

As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax provision (benefit) in each of the jurisdictions in which we operate. This process involves us estimating our current income tax provision (benefit) together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets.

We record a valuation allowance to reduce our deferred tax assets to an amount that more likely than not will be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the allowance for the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the valuation allowance for the deferred tax asset would be charged to income in the period such determination was made.

During fiscal 2018, we provided a full valuation allowance on our deferred tax assets primarily due to the increase in net operating losses generated which may not be expected to be recognized.

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

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (who is also the Company’s chairman, secretary and principal executive officer), and our chief financial officer (who is also the Company’s principal financial and accounting officer) to allow for timely decisions regarding required disclosure.  Thus, in accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of August 31, 2018 which is the end of the period covered by this Form 10-K. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses identified in our internal control over financial reporting, described below.

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting.  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management, with the participation of our principal executive officer and principal financial and accounting officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013).  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of August 31, 2018.  The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

•	inadequate segregation of duties consistent with control objectives; and

•	lack of multiple levels of supervision and review.

We have taken steps to enhance our internal control over financial reporting and plan to take additional steps to remediate the material weaknesses. Specifically:

•	We appointed additional independent members with public company board experience to our board of directors, such that our board of directors is now composed of a majority of independent directors;

•	On March 9, 2018, our board of directors formed an Audit Committee composed entirely of independent directors that, among other things, assists the board of directors in its oversight of the integrity of our financial statements and our financing reporting processes and systems of internal control;

•	The Company announced the hiring of a new Chief Financial Officer, Christopher Tedford, with significant sales and distribution experience who will focus on the development of the finance and accounting function;

•	We added staff to our finance team, and outsourced to third party the assessment of certain complex transactions under US GAAP;

•	In January 2018, we hired a controller with public company experience; and

•	We have adopted a Code of Business Conduct and Ethics and a whistleblower policy.

Certain of the material weaknesses in internal control over financial reporting as of August 31, 2018, which are listed above, remain unchanged from August 31, 2017.  We believe that the weaknesses identified above have not had any material effect on our financial results.

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

However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.  During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above.  To remediate such weaknesses, we plan to appoint additional qualified personnel to address inadequate segregation of duties and implement modifications to our financial controls to address such inadequacies.

The remediation efforts set out herein will continue to be implemented in our 2019 fiscal year.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our financial statements for the fiscal year ended August 31, 2018 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended August 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information with respect to this item will be contained in the Proxy Statement for the 2018 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 11. Executive Compensation

Information with respect to this item will be contained in the Proxy Statement for the 2018 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to this item will be contained in the Proxy Statement for the 2018 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Information with respect to this item will be contained in the Proxy Statement for the 2018 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

Information with respect to this item will be contained in the Proxy Statement for the 2018 Annual Meeting of Shareholders, which is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements and Schedules:

(1)	Financial Statements. The Consolidated Financial Statements of KushCo Holdings, Inc. and its subsidiaries filed under this Item 15:

(2)	Financial Statement Schedules: None. Financial statement schedules have been omitted since the required information is included in our Consolidated Financial Statements contained in this Annual Item 15.

(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.

(b)	Exhibits: The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.

(c)	Separate Financial Statements and Schedules: None

KUSHCO HOLDINGS, INC.

Consolidated Financial Statements

August 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
KushCo Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KushCo Holdings, Inc. (the Company) as of August 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended August 31, 2018 and 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for the each of the two years in the period ended August 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for outbound shipping and handling costs in fiscal year 2018.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/RBSM LLP

We have served as the Company’s auditor since 2014.

Larkspur, CA
November 28, 2018

KUSHCO HOLDINGS, INC.

Consolidated Balance Sheets

	August 31,	August 31,
	2018	2017
ASSETS
Current assets:
Cash	$13,466,807	$916,984
Accounts receivable, net of allowance	8,600,959	1,695,303
Prepaid expenses and other current assets	13,623,285	1,625,689
Inventory	11,813,755	3,754,171
Total current assets	47,504,806	7,992,147

Goodwill	49,564,325	34,247,344
Intangible assets, net	4,487,415	3,730,287
Deposits	250,296	50,235
Deferred tax asset	-	30,081
Property and equipment, net	4,135,090	931,763
Total Assets	$105,941,932	$46,981,857

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,821,839	$1,039,889
Accrued expenses and other current liabilities	2,738,430	993,186
Contingent cash consideration payable	754,955	1,820,000
Notes payable - current portion	61,685	689,450
Line of credit - current portion	918,124	-
Total current liabilities	7,295,033	4,542,525

Long-term liabilities:
Deferred tax liability	-	1,424,173
Notes payable	172,021	34,513
Warrant liability	14,430,000	-
Deferred rent	106,032	-
Total long-term liabilities	14,708,053	1,458,686
Total liabilities	22,003,086	6,001,211

Commitments and contingencies (Note 17)

Stockholders’ equity
Preferred stock, $0.001 par value, 10,0000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 265,000,000 shares authorized, 78,273,124 and 58,607,066 shares issued and outstanding, respectively	78,273	58,607
Additional paid-in capital	94,666,689	41,529,283
Accumulated deficit	(10,806,116)	(607,244)
Total stockholders’ equity	83,938,846	40,980,646
Total liabilities and stockholders’ equity	$105,941,932	$46,981,857

The accompanying notes are an integral part of the consolidated financial statements.

KUSHCO HOLDINGS, INC.

Consolidated Statements of Operations

	For the year ended August 31,
	2018	2017
Net revenue	$52,074,839	$18,799,169
Cost of goods sold	38,740,685	11,639,161
Gross profit	$13,334,154	$7,160,008

Operating expenses:
Depreciation and amortization	1,017,164	300,841
Selling, general and administrative	24,700,610	6,478,808
Total operating expenses	25,717,774	6,779,649
Income (loss) from operations	(12,383,620)	380,359

Other income (expense)
Change in fair value of warrant liability	920,000	-
Other expense	(21,920)	(85,166)
Interest expense	(276,361)	(6,647)
Total other income (expense)	621,719	(91,813)
Income (loss) before income taxes	(11,761,901)	288,546
Income tax expense (benefit)	(1,563,029)	219,082
Net income (loss)	$(10,198,872)	$69,464

Net income (loss) per share:
Basic net income (loss) per common share outstanding	$(0.16)	$0.00
Diluted net income (loss) per common share outstanding	$(0.16)	$0.00

Basic weighted average number of common shares outstanding	65,335,954	52,430,070

Diluted weighted average number of common shares outstanding	65,335,954	58,429,683

The accompanying notes are an integral part of the consolidated financial statements.

KUSHCO HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares Issued	Amount	Capital	Deficit	Equity
Balances at August 31, 2016	48,300,162	$48,300	$5,278,284	$(676,708)	$4,649,876
Stock sold to investors	1,776,250	1,776	3,023,121	-	3,024,897
Stock option amortization	-	-	527,572	-	527,572
Stock option exercises	225,557	226	218,774	-	219,000
Stock issued for services	305,097	305	671,132	-	671,437
Acquisition of CMP Wellness, LLC	7,800,000	7,800	31,344,600	-	31,352,400
Acquisition of roll-un-bowl.com	200,000	200	465,800	-	466,000
Net income	-	-	-	69,464	69,464
Balances at August 31, 2017	58,607,066	$58,607	$41,529,283	$(607,244)	$40,980,646
Stock sold to investors	5,901,859	5,902	16,418,821	-	16,424,723
Stock option exercises	1,181,072	1,181	611,166	-	612,347
Stock issued for services	499,724	500	4,858,405	-	4,858,905
Stock issued for Summit Acquisition	639,999	640	9,586,946	-	9,587,586
Stock issued for Hybrid Creative Acquisition	198,000	198	2,799,002	-	2,799,200
Stock issued for CMP Wellness Earnout	3,740,960	3,741	(3,741)	-	-
Issuance of common stock and warrants for cash, net of offering costs	7,504,444	7,504	18,866,807	-	18,874,311
Net loss	-	-	-	(10,198,872)	(10,198,872)
Balances at August 31, 2018	78,273,124	$78,273	$94,666,689	$(10,806,116)	$83,938,846

The accompanying notes are an integral part of the consolidated financial statements.

KUSHCO HOLDINGS, INC.

Consolidated Statements of Cash Flows

	For the year ended August 31,
	2018	2017

Cash flows from operating activities
Net income (loss)	$(10,198,872)	$69,464
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,017,164	300,841
Depreciation cost of goods sold	206,279	135,295
Stock compensation expense	3,585,533	943,125
Change in fair value of warrant liability	(920,000)	-
Offering costs allocated to warrant liability	1,229,961	-
Provisions for deferred taxes	(1,617,030)	39,722
Changes in operating assets and liabilities:
Accounts receivable	(6,654,277)	(759,946)
Prepaids	(10,636,842)	(566,474)
Inventory	(7,822,584)	(1,929,027)
Accounts payable	614,939	565,861
Accrued expenses and other current liabilities	1,109,491	449,924
Deferred rent	106,032	-
Deferred tax asset	30,081	-
Net cash used in operating activities	(29,950,125)	(751,215)

Cash flows from investing activities
Acquisition of web domain	(49,321)	(150,000)
Security deposits	(195,361)	(31,754)
Acquisition of CMP Wellness, LLC	-	(1,500,000)
Purchase of property and equipment	(2,840,996)	(833,568)
Disposals of property and equipment	61,720	-
Acquisition of Summit Innovations Gas, LLC, net of cash received	(905,231)	-
Acquisition of Hybrid Creative, LLC, net of cash received	(847,187)	-
Net cash used in investing activities	(4,776,376)	(2,515,322)

Cash flows from financing activities
Repayment of Summit loans	(986,816)	-
Repayment of Hybrid loans	(234,616)	-
Proceeds from note payable	-	24,785
Repayment of note payable	(666,788)	(27,164)
Proceeds from line of credit	918,124	-
Proceeds from stock option exercises	612,347	219,000
Proceeds from sale of stock	16,424,723	3,024,897
Payments of contingent cash consideration	(1,785,000)	(85,000)
Proceeds received for issuance of common stock and warrants, net of offering costs	32,994,350	-
Net cash provided by financing activities	47,276,324	3,156,518

Net increase (decrease) in cash	12,549,823	(110,019)

Cash at beginning of period	916,984	1,027,003
Cash at end of period	$13,466,807	$916,984

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$73,706	$6,647
Income taxes	$330,000	$-
Non-cash investing and financing activities
Car loans payable	$176,531	$-
Services prepaid for in common stock	$1,273,372	$255,884
Fair value of shares issued related to acquisition of business	$8,272,879	$19,500,000
Fair value of shares issued related to acquisition of web domain	$-	$466,000
Fair value of contingent equity consideration	$4,113,907	$11,852,400
Notes payable issued as consideration of acquisition of business	$-	$666,788

The accompanying notes are an integral part of the consolidated financial statements.

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

KushCo Holdings, Inc. (“the Company”) was incorporated in the state of Nevada on February 26, 2014.  The Company specializes in the wholesale distribution of packaging supplies for the cannabis industry. The Company’s wholly owned subsidiary Kim International Corporation (KIM), a California corporation, was originally incorporated as Hy Gro Economics Corporation ("Hy Gro") on December 2, 2010. On October 30, 2012, Hy Gro amended its articles of incorporation to reflect a name change to KIM International Corporation (KIM). On March 4, 2014, the shareholders of KIM exchanged all 10,000 of their common shares for 32,400,000 common shares of KushCo Holdings, Inc. The operations of KIM became the operations of Kush after the share exchange and accordingly the transaction is accounted for as a recapitalization of KIM whereby the historical financial statements of KIM are presented as the historical financial statements of the combined entity. KIM was the acquiring entity in accordance with ASC 805, Business Combinations. The accumulated losses of KIM were carried forward after the completion of the share exchange. Operations prior to the share exchange were those of KIM.

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

On July 16, 2018, the Company issued an aggregate of 3,740,960 Earnout Shares to Messrs. Manasse and Nicols in accordance with the terms of the Merger Agreement.

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

Registered Offering

On June 7, 2018, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors in a registered direct offering (the “Offering”). See Note 13 and 14 for a further description of the registered offering.

Acquisition of Hybrid Creative, LLC

On July 11, 2018, the Company completed its acquisition of Hybrid Creative, LLC (“Hybrid”), a specialist design agency. Pursuant to the terms of the Membership Interest Purchase Agreement (Agreement”) with the members of Zach Darling Creative Associates, LLC (“ZDCA”), parent of wholly-owned subsidiary, Hybrid, the Company purchased the entire issued member interest of ZDCA. Following the acquisition, ZDCA operates as a wholly-owned subsidiary of the Company, with Hybrid continuing to operate as wholly-owned subsidiary of ZDCA. See Note 4 for a further description of the Hybrid acquisition.

Consolidation of an Entity

On or near July 23, 2018, the Company invested $1 million in the form of a convertible promissory note in a third party company. The convertible promissory note provides the Company with the option to convert the principal balance of the note, at any time prior to the Maturity Date, into equity of this entity, representing 100% of the equity interests. The Company consolidated this entity.

Amendments to Articles of Incorporation or Bylaws

On August 29, 2018, KushCo Holdings, Inc. (formerly known as Kush Bottles, Inc.) filed Amended and Restated Articles of Incorporation (the “Amended and Restated Charter”) with the Secretary of State for the State of Nevada. The Amended and Restated Charter changed the Company’s name from Kush Bottles, Inc. to KushCo Holdings, Inc. The Amended and Restated Charter became effective on September 1, 2018, and was approved by the Company’s stockholders at the Company’s 2018 Annual Meeting of Stockholders on May 8, 2018.

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 1, 2018, the Company moved its corporate headquarters from Santa Ana, California to Garden Grove, California. The address for the Company’s new corporate headquarters is 11958 Monarch Street, Garden Grove, California 92841.

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

Voluntary Change in Accounting Principle

During the fourth quarter of fiscal 2018, the Company made a voluntary change in accounting principle to classify outbound shipping and handling costs associated with the distribution of finished product to our customers as selling, general and administrative (previously recorded in cost of goods sold). The Company made the voluntary change in principle because it believes the classification of shipping and handling costs within selling, general and administrative better reflects the marketing effort and enhances the comparability of its financial statements with many of its industry peers. In accordance with U.S. GAAP, the change has been reflected in the consolidated statements of operations through retrospective application as follows:

	For the Year Ended August 31, 2018
	First Fiscal Quarter			Second Fiscal Quarter			Third Fiscal Quarter			Fourth Fiscal Quarter			Full Fiscal Year Ended August 31, 2018
	Prior to Change	Effect of Change	Adjusted	Prior to Change	Effect of Change	Adjusted	Prior to Change	Effect of Change	Adjusted	Prior to Change	Effect of Change	Adjusted	Prior to Change	Effect of Change	Adjusted
Cost of goods sold	6,162,120	(192,522)	5,969,598	7,450,732	(328,340)	7,122,392	9,246,879	(233,321)	9,013,558	16,635,137	-	16,635,137	39,494,868	(754,184)	38,740,685
Gross profit	2,684,995	192,522	2,877,517	2,910,644	328,340	3,238,984	3,657,730	233,321	3,891,051	3,326,602	-	3,326,602	12,579,971	754,184	13,334,154
Total operating expenses	2,533,552	192,522	2,726,074	3,790,614	328,340	4,118,954	5,742,108	233,321	5,975,429	12,897,317	-	12,897,317	24,963,591	754,184	25,717,774

	For the Year Ended August 31, 2017
	First Fiscal Quarter			Second Fiscal Quarter			Third Fiscal Quarter			Fourth Fiscal Quarter			Full Fiscal Year Ended August 31, 2017
	Prior to Change	Effect of Change	Adjusted	Prior to Change	Effect of Change	Adjusted	Prior to Change	Effect of Change	Adjusted	Prior to Change	Effect of Change	Adjusted	Prior to Change	Effect of Change	Adjusted
Cost of goods sold	1,637,652	(76,177)	1,561,475	1,913,270	(139,908)	1,773,362	3,156,290	(140,708)	3,015,582	5,476,871	(188,129)	5,288,742	12,184,083	(544,922)	11,639,161
Gross profit	834,643	76,177	910,820	1,057,062	139,908	1,196,970	1,563,187	140,708	1,703,895	3,160,194	188,129	3,348,323	6,615,086	544,922	7,160,008
Total operating expenses	971,624	76,177	1,047,801	1,052,608	139,908	1,192,516	1,554,448	140,708	1,695,156	2,656,047	188,129	2,844,176	6,234,727	544,922	6,779,649

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassification

Certain classifications have been made to the prior year financial statements to conform to the current year presentation.

Segments

The Company operates in one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, who is the chief executive officer, in deciding how to allocate resources and assessing performance. Over the past few years, the Company has completed a number of acquisitions. These acquisitions have allowed the Company to expand its offerings, presence and reach in the cannabis industry. While the Company has offerings in multiple geographic locations for its products for the cannabis industry, including as a result of the Company's acquisitions, the Company’s business operates in one operating segment because the majority of the Company's offerings operate similarly, and the Company’s chief operating decision maker evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and investments having an original maturity of 90 days or less that are readily convertible into cash. The Company deploys its cash and cash equivalents with financial institutions with highly rated credit and monitors the amount on deposit at the financial institution. Balances at certain institutions have exceeded Federal Deposit Insurance Corporation (“FDIC”) insured limits. As of August 31, 2018 and 2017, there were no cash equivalents outstanding.

Accounts Receivable

Trade accounts receivable are carried at their estimated collectible amounts.  Trade credit is generally extended on a short-term basis, thus trade receivables do not bear interest.  Trade accounts receivables are periodically evaluated for collectability based on past credit history and their current financial condition. The Company’s allowance for doubtful accounts was $999,752 and $25,000 as of August 31, 2018 and 2017, respectively.

Inventory

Inventories are stated at the lower of cost or net realizable value using the first-in first out (FIFO) method. The Company’s inventory consists of finished goods of $11,813,755 and $3,754,171 as of August 31, 2018 and 2017, respectively. The Company also makes prepayments against the future delivery of inventory classified as prepaid inventory. The Company’s prepaid inventory was $11,019,000 and $780,345 as of August 31, 2018 and 2017, respectively.

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

Fair Value of Financial Instruments

The fair value of certain of our financial instruments, including cash, receivables, other current assets, accounts payable, accrued compensation and employee benefits, other accrued liabilities and notes payable, approximate their carrying amounts because of the short-term maturity of these instruments.

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Management evaluates all of the Company’s financial instruments, including warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company generally uses a Monte Carlo simulation, as applicable, to value the derivative instruments at inception and subsequent valuation dates when needed. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

Although, the Company is directly affected by the overall financial condition of the cannabis industry, management does not believe significant credit risk exists as of August 31, 2018. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance.

The Company purchases products from a small number of suppliers. A change in or loss of these suppliers could cause a delay in filling customer orders and a possible loss of sales, which would adversely affect results of operations; however, management believes that suitable replacement suppliers could be obtained in such an event.

Intangible Assets acquired through Business Combinations

Intangible assets, domain name, trademarks and non-compete agreements that are deemed to have a definite life are amortized over their estimated useful lives and intangible assets with an indefinite life are assessed for impairment at least annually. Quarterly, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization.

Impairment Assessment

The Company evaluates intangible assets and long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions, or other events that indicate an asset's carrying amount may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value. The Company evaluates and tests the recoverability of its goodwill for impairment at least annually during its fourth quarter of each fiscal year or more often if and when circumstances indicate that goodwill may not be recoverable. There was no impairment of intangible assets, long-lived assets or goodwill during years ended August 31, 2018 and 2017.

Valuation of Business Combinations and Acquisition of Intangible Assets

The Company records intangible assets acquired in business combinations and acquisitions of intangible assets under the acquisition method of accounting. The Company accounts for acquisitions in accordance with FASB ASC Topic 805, Business Combinations. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the dates of acquisition. The Company then allocates the purchase price in excess of the fair value of the net tangible assets acquired to identifiable intangible assets, including purchased intangibles based on detailed valuations that use information and assumptions provided by management. The Company allocates any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill.

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Consistent with prior years, the Company conducted its annual impairment test of goodwill during the fourth quarter of fiscal 2018. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. The fair value of the reporting unit are estimated using market and discounted cash flow approaches. The estimate of fair value requires significant judgment. Any loss resulting from an impairment test would be reflected in operating income in the Company’s consolidated statements of income. The annual impairment testing process is subjective and requires judgment at many points throughout the analysis. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

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

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the calculation of basic and diluted earnings per share:

	August 31,	August 31,
	2018	2017
Net income (loss)	$(10,198,872)	$69,464
Weighted average common shares outstanding:
Basic	65,335,954	52,430,070
Net effect of dilutive options	-	1,258,653
Net effect of contingent equity consideration	-	4,740,960
Diluted	65,335,954	58,429,683
Earnings per share:
Basic	$(0.16)	$0.00
Diluted	$(0.16)	$0.00

Revenue Recognition

It is the Company’s policy that revenues from product sales is recognized in accordance with ASC 605 "Revenue Recognition".  Four basic criteria must be met before revenue can be recognized; (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding fixed nature in selling prices of the products delivered and the collectability of those amounts.  The Company has not implemented any specific rebate programs. Provisions for discounts to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  During the years ended August 31, 2018 and 2017, the Company had provisions for sales discounts of $465,717 and $131,368, respectively. The Company has not established a formal customer incentive program, but considers and accommodates discounts to certain customers on a case by case basis, including by way of example, for volume shipping or for certain new customers with orders over a specific discretionary dollar threshold. The Company classifies the reimbursement by customers of shipping and handling costs as revenue and the associated cost as cost of revenue.

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

Share-based Compensation

The Company account for its stock-based award in accordance with Accounting Standards Codification subtopic 718-10, "Compensation", which requires fair value measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including restricted stock awards.  The Company estimates the fair value of stock using the stock price on the date of the approval of the award.  The fair value is then expensed over the requisite service periods of the awards, which is generally the vesting period and the related amount is recognized in the consolidated statements of operations.

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising

The Company conducts advertising for the promotion of its products and services. In accordance with ASC Topic 720-35-25, advertising costs are charged to operations when incurred. Advertising costs were $753,196 and $193,457 for the fiscal years ended August 31, 2018 and 2017, respectively.

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

The Company applies the provisions of ASC 740, "Accounting for Uncertainty in Income Taxes". The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that we will sustain the position on audit, including resolution of related appeals or litigation processes. The second step measures the tax benefit as the largest amount more than 50% likely of being realized upon ultimate settlement. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended August 31, 2018 and 2017, nor were any interest or penalties accrued as of August 31, 2018 and 2017. To the extent the Company may accrue interest and penalties, it elects to recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, “Fair Value Measurement (Topic 820), – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. This guidance will be effective for the Company in the first fiscal quarter of 2018 on a prospective basis, and early adoption is permitted. The Company does not expect the standard to have a material impact on our consolidated financial statements.

In August, 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update change existing guidance related to accounting for employee share-based payments affecting the income tax consequences of awards, classification of awards as equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the potential impact of the adoption of this standard

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the consolidated balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption of Topic 842, which will increase the total assets and the total liabilities that the Company will report relative to such amounts prior to adoption.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as modified by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The Company adopted the new standard on September 1, 2018, using the modified retrospective approach. The Company does not expect the adoption of ASU 2014-09 to have a material impact on its consolidated financial statements.

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

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Acquisition Consideration:

	May 1, 2017 (As initially reported)	Measurement Period Adjustments (1)	August 31, 2017 (As adjusted)
Cash	$1,500,000	$-	$1,500,000
Fair value of common shares issued to CMP members	19,500,000	-	19,500,000
Promissory notes	660,216	6,572	666,788
Estimated fair value contingent cash consideration	1,735,375	169,625	1,905,000
Estimated fair value contingent equity consideration	10,763,760	1,088,640	11,852,400
Total estimated acquisition consideration	$34,159,351	$1,264,837	$35,424,188

(1)	As of August 31, 2017, the Company revised its estimate of the contingent cash consideration from $1,735,375 to $1,905,000, and the Company revised its estimate of the contingent equity consideration from $10,763,760 to $11,852,400, to reflect the increased probability of the sellers of CMP reaching the maximum earnouts available. An additional post-closing adjustment of $6,572 was recorded, which resulted in an increase of the promissory notes from $660,216 to $666,788. The balance of the note payable at August 31, 2018 reflects principal payments of $666,788 made to the sellers of CMP. The balance of the contingent cash consideration $754,955 as of August 31, 2018, reflects a decrease of $1,065,045 due to cash payments made to the sellers of CMP.

On July 16, 2018, the Company issued an aggregate of 3,740,960 Earnout Shares to Messrs. Manasse and Nicols in accordance with the terms of the Merger Agreement.

NOTE 3 - ACQUISITION OF SUMMIT INNOVATIONS, LLC

On May 2, 2018, the Company completed its acquisition of Summit, a leading distributor of hydrocarbon gases to the legal cannabis industry. Pursuant to the terms of the Merger Agreement with Summit, Summit merged with and into KCH, a wholly-owned subsidiary of the Company, with KCH as the surviving entity.

The acquisition was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations.  The consideration paid to the Members of Summit at the closing included the Cash Consideration, consisting of an aggregate of $905,231 in cash, net of cash received, $187,849 in cash held back and the Share Consideration, consisting of an aggregate of 1,280,000 shares common stock. $187,849 of the Cash Consideration and approximately 640,000 shares of common stock from the Share Consideration were held back by the Company for a period of 15 months for potential post-closing working capital and/or indemnification claims relating to, among other things, breaches of representations, warranties and covenants contained in the Merger Agreement. The Members may become entitled to receive earn-out consideration of up to an additional 1,280,000 shares of common stock, in the aggregate, based on the net revenue performance of the Summit business during a one-year period following the closing.

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed:

	May 2, 2018	Measurement Period	August 31, 2018
	(As initially reported)	Adjustments (1)	(As adjusted)
Accounts receivable, net of allowance	$470,670	$(252,436)	$218,234
Prepaid expenses and other current assets	86,626	-	86,626
Inventory	237,000	-	237,000
Property and equipment, net	648,770	-	648,770
Accounts payable	(1,376,531)	295,795	(1,080,736)
Accrued expenses and other current liabilities	(358,035)	-	(358,035)
Notes payable	(986,816)	-	(986,816)
Total identifiable net assets	(1,278,317)	43,359	(1,234,958)
Non-compete	-	620,000	620,000
Goodwill	17,033,935	(5,738,311)	11,295,624
Total fair value of consideration	$15,755,618	$(5,074,952)	$10,680,666

(1)	As of August 31, 2018, the Company allocated $620,000 to the non-compete. Additional post - closing adjustments of $252,436 and $295,795 were recorded, which resulted in a decrease of the accounts receivable, net of allowance from $470,670 to $218,234 and a decrease of the accounts payable from $1,376,531 to $1,080,736, respectively.

The total purchase price (based on the $5.59 May 2, 2018 closing price) was as follows:

	May 2, 2018	Measurement Period	August 31, 2018
	(As initially reported)	Adjustments (2)	(As adjusted)
Cash	$945,218	$(39,987)	$905,231
Cash held back	500,000	(312,151)	187,849
Fair value of common shares issued to Summit members	3,577,600	-	3,577,600
Stock held back	3,577,600	(761,521)	2,816,079
Estimated fair value contingent equity consideration	7,155,200	(3,961,293)	3,193,907
Total estimated acquisition consideration	$15,755,618	$(5,074,952)	$10,680,666

(2)	As of August 31, 2018, the Company revised its estimate of the contingent equity consideration from $7,155,200 to $3,193,907, to reflect the decreased probability of the sellers of Summit reaching the maximum earnouts available. Additional post-closing adjustments of $39,987, $312,151 and $761,521 were recorded, which resulted in a decrease of cash from $945,218 to $905,231, a decrease of the cash held back from $500,000 to $187,849 and a decrease of the stock held back from $3,577,600 to $2,816,079, respectively.

As August 31, 2018, the Company paid off notes payable of $986,816.

The following unaudited pro forma financial data assumes the acquisition had occurred at September 1, 2016. Pro forma results have been prepared by adjusting the Company’s historical results to include Summit's results of operations. The unaudited pro forma results presented do not necessarily reflect the results of operations that would have resulted had the acquisition been completed at September 1, 2016, nor do they indicate the results of operations in future periods. Additionally, the unaudited pro forma results do not include the impact of possible business model changes, nor do they consider any potential impacts of current market conditions or revenues, reduction of expenses, asset dispositions, or other factors. The impact of these items could alter the following pro forma results:

	Year Ended	Year Ended
	August 31, 2018	August 31, 2017
	Unaudited	Unaudited
Total revenues	$56,949,946	$19,017,538
Net loss	$(11,947,717)	$(128,558)
Loss per share:
Basic	$(0.18)	$(0.00)
Diluted	$(0.18)	$(0.00)

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - ACQUISITION OF THE HYBRID CREATIVE, LLC

On July 11, 2018, the Company completed its acquisition of Hybrid, a specialist design agency. Pursuant to the terms of the Agreement with the members of ZDCA, parent of wholly-owned subsidiary, Hybrid, the Company purchased the entire issued member interest of ZDCA. Following the acquisition, ZDCA operates as a wholly-owned subsidiary of the Company, with Hybrid continuing to operate as wholly-owned subsidiary of ZDCA.

The acquisition was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations.  The consideration paid to the Members of Hybrid at the closing included the Cash Consideration, consisting of an aggregate of $847,187 in cash, net of cash received, $82,106 in cash held back and the Share Consideration, consisting of an aggregate of 360,000 shares common stock. $82,106 of the Cash Consideration and 162,000 shares of common stock from the Share Consideration were held back by the Company issuable on January 1, 2019. The Members may become entitled to receive earn-out payments of up to $1.37 million, through a combination of cash and stock payments, based on the net revenue performance of the Hybrid business during the period September 1, 2018 through August 31, 2019.

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed:

August 31, 2018
Accounts receivable, net of allowance	$33,145
Prepaid expenses and other current assets	756
Deposits	4,700
Accounts payable	(86,275)
Accrued expenses and other current liabilities	(277,718)
Notes payable	(234,616)
Total identifiable net assets	(560,008)
Non-compete	910,000
Goodwill	3,828,500
Total fair value of consideration	$4,178,492

The total purchase price (based on the $5.22 July 11, 2018 closing price) was as follows:

August 31, 2018
Cash	$847,186
Cash held back	82,106
Fair value of common shares issued to Hybrid members	1,879,200
Estimated fair value contingent cash consideration	450,000
Estimated fair value contingent equity consideration	920,000
Total estimated acquisition consideration	$4,178,492

As August 31, 2018, the Company paid off notes payable of $234,616.

The following unaudited pro forma financial data assumes the acquisition had occurred at September 1, 2016. Pro forma results have been prepared by adjusting the Company’s historical results to include Hybrid's results of operations. The unaudited pro forma results presented do not necessarily reflect the results of operations that would have resulted had the acquisition been completed at September 1, 2016, nor do they indicate the results of operations in future periods. Additionally, the unaudited pro forma results do not include the impact of possible business model changes, nor do they consider any potential impacts of current market conditions or revenues, reduction of expenses, asset dispositions, or other factors. The impact of these items could alter the following pro forma results:

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended	Year Ended
	August 31, 2018	August 31, 2017
	Unaudited	Unaudited
Total revenues	$53,068,530	$19,922,289
Net loss	$(10,727,419)	$38,376
Loss per share:
Basic	$(0.16)	$(0.00)
Diluted	$(0.16)	$(0.00)

NOTE 5 – CONCENTRATIONS OF RISK

Supplier Concentrations

The Company purchases inventory from various suppliers and manufacturers. For the years ended August 31, 2018 and 2017, two vendors accounted for approximately 56% and 22%, respectively, of total inventory purchases.

Customer Concentrations

During the years ended August 31, 2018 and 2017, there were no customers which represented over 10% of the Company’s revenues.

NOTE 6 – RELATED-PARTY TRANSACTIONS

The Company leases its California and Colorado facilities from related parties. During the years ended August 31, 2018 and 2017, the Company made rent payments of $214,760 and $202,800, respectively, to these related parties.

NOTE 7 – PROPERTY AND EQUIPMENT

The major classes of fixed assets consist of the following as of August 31, 2018 and 2017:

	August 31,	August 31,
	2018	2017
Machinery and equipment	$2,155,650	$886,608
Vehicles	380,893	144,845
Office Equipment	385,627	118,387
Leasehold improvements	1,318,805	71,545
Gas Tanks - Summit	782,134	-
	5,023,109	1,221,385
Accumulated Depreciation	(888,019)	(289,622)
	$4,135,090	$931,763

Depreciation expense was $401,250 and $177,139 for the years ended August 31, 2018 and 2017, respectively.

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following as of August 31, 2018 and 2017:

			As of August 31, 2018			As of August 31, 2017
		Weighted
		Average
		Estimated	Gross			Gross
		Useful	Carrying	Accumulated	Net	Carrying	Accumulated	Net
Acquisition	Description	Life	Value	Amortization	Amount	Value	Amortization	Amount
Roll-Uh-Bowl	Domain name	5 years	$598,605	$(166,530)	$432,075	$589,284	$(47,886)	$541,398
CMP	Trade name	6 years	2,600,000	(577,778)	2,022,222	2,600,000	(144,444)	2,455,556
CMP, Summit and Hybrid	Non-compete agreement	4 years	2,370,000	(336,882)	2,033,118	800,000	(66,667)	733,333
			$5,568,605	$(1,081,190)	$4,487,415	$3,989,284	$(258,997)	$3,730,287

Amortization expense was $822,193 and $258,997 for the years ended August 31, 2018 and 2017, respectively.

The estimated remaining amortization expense for each of the five succeeding fiscal years:

Year ended August 31,
2019	$931,732
2020	931,732
2021	931,732
2022	931,732
2023	423,452
Thereafter	337,035
$4,487,415

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the changes in the carrying amount of goodwill for the fiscal years ended August 31, 2018 and 2017:

Goodwill
Balance - August 31, 2016	$2,376,589
CMP acquisition	20,805,720
Contingent consideration related to CMP	11,852,400
Purchase price adjustments	(787,365)
Balance - August 31, 2017	34,247,344
Summit acquisition	11,295,624
Purchase price adjustments	192,857
Hybrid acquisition	3,828,500
Balance - August 31, 2018	$49,564,325

NOTE 9 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	August 31,	August 31,
	2018	2017
Customer deposits	$768,908	$319,492
Accrued compensation	992,747	245,975
Income tax payable	-	219,082
Credit card liabilities	234,780	142,157
Deferred revenue	105,917	-
Sales tax payable	432,491	17,182
Other accrued expenses	203,587	49,298
	$2,738,430	$993,186

NOTE 10 – NOTES PAYABLE

Promissory Notes Payable

As partial consideration for the acquisition of CMP, the Company issued the sellers unsecured promissory notes totaling $770,820. Management has estimated that the post-closing working capital adjustments amounted to $104,032, which resulted in a decrease of the unsecured promissory notes payable from $770,820 to $666,788. The promissory notes matured on May 1, 2018 and bore interest at an annual rate of 1.15%. The notes and accrued and unpaid interest were payable in quarterly installments beginning August 1, 2017. As of August 31, 2018, all principal and interest payments have been made.

Automobile Contracts Payable

The Company has entered into purchase contracts for its vehicles.  The loans are secured by the vehicles and bear interest at an average interest rate of approximately 4% per annum. Future principal payments on these automobile contracts payable is summarized in the table below:

Principal
Year ended August 31,	Due
2019	$65,920
2020	47,990
2021	45,616
2022	47,422
2023	14,893
Thereafter	11,864
$233,705

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - LOAN AGREEMENT

On November 16, 2017, the Company and KIM as borrowers, and all of the Company’s other subsidiaries, as credit parties, entered into a Loan and Security Agreement (the “Loan Agreement”) with Gerber Finance Inc., as lender (“Gerber”), effective as of November 6, 2017. The Loan Agreement provides a secured revolving credit facility (the “Revolving Line”) in an aggregate principal amount of up to $2.0 million at any time outstanding, of which $918,124 was outstanding on August 31, 2018. Under the original terms of the Loan Agreement, the principal amount of loans, plus the face amount of any outstanding letters of credit, at any time outstanding cannot exceed up to 85% of the Company’s eligible receivables minus reserves. Under the terms of the Loan Agreement, the Company may also request letters of credit from Gerber. The proceeds of the loans under the Loan Agreement will be used for working capital and general corporate purposes. The Revolving Line has a maturity date of November 6, 2019. Borrowings under the Revolving Line accrues interest at a rate based on the prime rate as customarily defined, plus a margin of 3.0%. On March 8, 2018, the Company and KIM entered into an amendment to the Loan Agreement with Gerber. Pursuant to this amendment, the aggregate principal amount of the Revolving Line at any time outstanding was increased to $4.0 million and the principal amount of loans, plus the face amount of any outstanding letters of credit, at any time outstanding cannot exceed the lesser of (i) 40% of the value of certain inventory and (ii) 50% of certain accounts receivable.

NOTE 12 – CONTINGENT CASH CONSIDERATION

The Company has contingent acquisition debt associated with its business combinations.  The Company accounts for business combinations under the acquisition method and allocates the total purchase price for acquired businesses to the tangible and identified intangible assets acquired and liabilities assumed, based on their estimated fair values as of the acquisition date. A liability for contingent consideration, if applicable, is recorded at fair value as of the acquisition date and, evaluated each period for changes in the fair value and adjusted as appropriate (see Note 14 below.)

The Company’s contingent acquisition liability as of August 31, 2018 is $754,955 ($187,849 relates to Summit and $532,106 relates to Hybrid).

The Company’s contingent acquisition liability as of August 31, 2017 was $1,820,000 and was primarily attributable to the Company’s acquisition of CMP.

NOTE 13 – WARRANT LIABILITY

In June of 2018, the Company issued 3,750,000 five-year warrants to investors in a registered direct offering (the “Offering”). The exercise price of the warrants is protected against down-round financing throughout the term of the warrant. Pursuant to ASC Topic 815, the fair value of the warrants of $15,350,000 was recorded as a derivative liability on the issuance dates.  The estimated fair values of the warrants were computed at issuance using a Monte Carlo option pricing model, with the following assumptions: stock price $5.56 volatility 78.1%, risk-free rate 2.74%, annual dividend yield 0% and expected life 4.0 years.

The estimated fair value of the outstanding warrant liabilities was $14,430,000 and $0 as of August 31, 2018 and 2017, respectively.

Increases or decreases in fair value of the derivative liability are included as a component of total other expense in the accompanying consolidated statements of operations for the respective period. The changes to the derivative liability for warrants resulted in a decrease of $920,000 in warrant liability and a corresponding increase in other income for the year ended August 31, 2018.

The estimated fair value of the warrants was computed as of August 31, 2018 and 2017 using the Monte Carlo model, using the following assumptions:

	August 31,	August 31,
	2018	2017
Stock price volatility	78.1% - 81.1%	N/A
Risk-free interest rates	2.72% - 2.74%	N/A
Annual dividend yield	0%	N/A
Term	3.8 - 4.0	N/A

In addition, management assessed the probabilities of future financing assumptions in the valuation models.

Transaction costs of $1,215,460 attributable to the warrant liability component were immediately expensed.

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value measurements are performed in accordance with the guidance provided by ASC Topic 820, “Fair Value Measurements and Disclosures.” ASC Topic 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or parameters are not available, valuation models are applied.

ASC Topic 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets and liabilities recorded at fair value in the financial statements are categorized based upon the hierarchy of levels of judgment associated with the inputs used to measure their fair value. Hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Unobservable inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, capital lease obligations and deferred revenue approximate their fair values based on their short-term nature. The carrying amount of the Company’s long-term notes payable approximates its fair value based on interest rates available to the Company for similar debt instruments and similar remaining maturities.

The estimated fair value of the contingent consideration related to the Company's business combinations is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

In connection with the Company’s Offering, the Company issued warrants to purchase shares of its Common Stock and recorded embedded conversion features which are accounted for as derivative liabilities (see Note 13 above.) The estimated fair value of the derivatives is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

The following table details the fair value measurement within the fair value hierarchy of the Company’s financial instruments, which includes the Level 3 liabilities:

	Fair Value at August 31, 2018
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent cash consideration payable	$754,955	$-	$-	$754,955
Warrant liability	14,430,000	-	-	14,430,000
Total liabilities	$15,184,955	$-	$-	$15,184,955

	Fair Value at August 31, 2017
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent cash consideration payable	$1,820,000	$-	$-	$1,820,000
Total liabilities	$1,820,000	$-	$-	$1,820,000

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the activity for the Company’s warrant derivative liability associated with the Company’s 2018 Offering measured at fair value using Level 3 inputs:

Warrant Liability
Balance at August 31, 2017	$-
Issuance	15,350,000
Adjustments to estimated fair value	(920,000)
Balance at August 31, 2018	$14,430,000

The following table reflects the activity for the Company’s contingent acquisition liabilities measured at fair value using Level 3 inputs:

Contingent Consideration
Balance at August 31, 2016	$1,905,000
Level 3 liabilities settled	(85,000)
Balance at August 31, 2017	1,820,000

Level 3 liabilities acquired	754,955
Level 3 liabilities settled	(1,820,000)
Balance at August 31, 2018	$754,955

The fair value of the contingent acquisition liabilities is evaluated each reporting period using projected revenues, discount rates, and projected timing of revenues. Projected contingent payment amounts are discounted back to the current period using a discount rate. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. Increases in projected revenues will result in higher fair value measurements. Increases in discount rates and the time to payment will result in lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. During the years ended August 31, 2018 and 2017, the net adjustment to the fair value of the contingent acquisition debt was $0.

The weighted-average of the discount rates used was 17% and 19% - 26% as of August 31, 2018 and 2017, respectively. The projected year of payment ranges from 2019 to 2023.

NOTE 15 – STOCKHOLDERS' EQUITY

Preferred Stock

The authorized preferred stock is 10,000,000 shares with a par value of $0.001. As of August 31, 2018 and 2017, the Company has no shares of preferred stock issued or outstanding.

Common Stock

The authorized common stock is 265,000,000 shares with a par value of $0.001. As of August 31, 2018 and 2017, 78,273,124 and 58,607,066 shares were issued and outstanding, respectively.

During the year ended August 31, 2018, the Company sold 5,901,859 shares of its common stock to investors in exchange for cash of $16,424,723.

During the year ended August 31, 2017, the Company sold 1,776,250 shares of its common stock to investors in exchange for cash of $3,024,897.

On June 7, 2018, the Company entered into the Purchase Agreement with certain accredited investors pursuant to which the Company agreed to issue and sell an aggregate of 7.5 million shares of its common stock, par value $0.001 per share (the “Common Stock”) and warrants to purchase 3,750,000 shares of Common Stock (“Warrants”) (collectively, the “Securities”), in the Offering. Subject to certain ownership limitations, the Warrants were immediately exercisable at an exercise price equal to $5.28 per share of Common Stock. The Warrants are exercisable for five years from the date of issuance.

The combined per share purchase price for a share of Common Stock and half of a Warrant was $4.80. The closing of the Offering occurred on June 12, 2018 with aggregate gross proceeds of approximately $36.0 million. The aggregate net proceeds from the Offering, after deducting the placement agent fees and other offering expenses, was approximately $33.0 million.

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based Compensation

The Company recorded stock compensation expense of $3,585,533 and $943,125 for the years ended August 31, 2018 and 2017, respectively, in connection with the issuance of shares of common stock and options to purchase common stock.

During the year period ended August 31, 2018, the Company issued 499,724 shares of common stock to consultants in exchange for services and prepaid services, for a total of $4,858,905.

During the year period ended August 31, 2017, the Company issued 305,097 shares of common stock to consultants in exchange for services and prepaid services, for a total of $671,437.

Stock Options

The Company’s 2016 Stock Incentive Plan (the Plan) was adopted on February 9, 2016. The Plan permits the grant of share options and shares to its employees and directors for up to 15,000,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant; those option awards generally vest based on three years of continuous service and have 10-year contractual terms.

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of our stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the years ended August 31, 2018 and 2017:

	August 31,	August 31,
	2018	2017
Expected term in years	5.04 - 6.51	5.03 - 7.0
Expected volatility	64% - 79%	54% - 62%
Risk-free interest rate	1.70% - 2.94%	0.85% - 1.60%
Expected dividend yield	0%	0%

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

During the years ended August 31, 2018 and 2017, the Company issued 7,177,500 and 3,940,000 stock options, respectively, pursuant to the Company’s 2016 Stock Incentive Plan. A summary of the Company’s stock option activity during the years ended August 31, 2017 and 2018 is presented below:

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value

Balance Outstanding, August 31, 2016	2,039,000	$0.57	5.2	$2,283,680
Granted	3,940,000	$2.29	9.6	-
Exercised	(232,500)	$1.02	-	-
Forfeited	(471,000)	$1.76	-	-
Balance Outstanding, August 31, 2017	5,275,500	$1.73	8.0	$917,610
Granted	7,177,500	$4.55	9.4	-
Exercised	(1,145,485)	$0.52	-	-
Forfeited	(1,939,822)	$2.64	-	-
Balance Outstanding, August 31, 2018	9,367,693	$3.85	9.1	$14,463,235
Exercisable, August 31, 2018	2,461,642	$1.04	8.0	$15,105,325

The weighted-average grant-date fair value of options granted during the years ended August 31, 2018 and 2017, was $2.85 and $0.92, respectively.

During the year ended August 31, 2018, the Company issued 1,181,072 shares of common stock in exchange for $612,347, pursuant to stock option exercises. During the year ended August 31, 2017, the Company issued 215,000 shares of common stock in exchange for $219,000, pursuant to stock option exercises and issued 10,557 shares of common stock pursuant to a cashless exercise of 17,500 stock options.

As of August 31, 2018 and 2017, there was $14,327,739 and $1,878,144, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.3 years and 1.9 years. The total fair value of shares vested during the year ended August 31, 2018 and 2017 is $6,798,993 and $527,572, respectively. This amount is included in selling, general and administrative expenses on the consolidated statements of operations. Additionally, the calculation of the expense assumes a forfeiture rate of 22% and 33% for the year ending August 31, 2018 and 2017, respectively.

NOTE 16 – INCOME TAXES

For financial reporting purposes, income before income taxes for fiscal 2018 and 2017 includes the following components:

	For the Year Ended August 31,
	2018	2017
Pre-tax income (loss):	$(11,761,901)	$288,546
Income (loss) before income taxes (benefit)	$(11,761,901)	$288,546

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the provision for income taxes for fiscal 2018 and 2017 are as follows:

	For the Year Ended August 31,
	2018	2017
Current
Federal tax	$-	$111,611
State tax	4,800	107,471
Total	$4,800	$219,082

Deferred
Federal tax	(1,190,387)	-
State tax	(377,442)	-
Total	(1,567,829)	-
Total tax provision	$(1,563,029)	$219,082

The net deferred tax asset generated by the loss carry-forward generated in previous fiscal years was fully utilized during the year ended August 31, 2017. Deferred tax liability resulting from intangible assets that are non-deductible for tax purposes was recorded as a liability on the merger date.

The income tax benefit differs from the amount computed by applying the federal income tax rate to net earnings before income taxes. The provision for income tax consists of the following:

	For the Year Ended August 31,
	2018	2017
Federal income tax/benefit attributable to:
Income tax provision at statutory rate	$(2,979,682)	$111,611
Non-deductible entertainment	24,659	11,121
Penalties	5,553	7,310
Warrants	327,548	-
Change in fair value	233,067	-
State taxes, net of federal benefit	302,016	72,375
Stock-based and other compensation	342,098	126,734
Other	(139,828)	-
Impact of the Tax Cuts and Jobs Act	(430,203)	-
Reorganization costs	57,105	43,620
Less: valuation of allowance	694,638	-
Less: utilization of allowance	-	(261,160)
Income tax expense (benefit)	$(1,563,029)	$111,611

On December 22, 2017, the Tax Act was enacted in the U.S. Certain provisions of the Tax Act are effective for the company’s fiscal year 2018, whereas other material provisions of the Tax Act will not apply to the company until the company’s fiscal year 2019.

For fiscal year ended September 30, 2018, the company’s statutory U.S. federal income tax rate was 25.33% which represents a blending of the 35.0% statutory rate under prior law and the new 21.0% statutory rate effective January 1, 2018, prorated based on the number of days during the company’s current fiscal year that each rate was effective. For fiscal years 2019 and later, the company’s statutory U.S. federal income tax rate will be 21.0%.

As a result of the Tax Act, and shown in the table above, the company recorded a provisional net one-time charge of $430,203 for year ended August 31, 2018.

Beginning in the company’s fiscal year 2019, we will be subject to additional provisions in accordance with the Tax Act. These provisions include income inclusions, deductions, limitations on interest expense and other deductions and our ability to utilize certain tax credits, and minimum taxes, among other things.

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities are as follows:

	For the Year Ended August 31,
	2018	2017
Deferred tax assets
Net operating loss carry-forwards	$1,562,807	$-
Stock-based compensation	144,663	143,611
Issuance of restricted stock	-	58,683
	$1,707,470	$202,294
Valuation allowance	(694,638)	-
	$1,012,832	$202,294
Deferred tax liabilities
Depreciation, amortization and other	(1,012,832)	(1,596,386)
	(1,012,832)	(1,596,386)
Net deferred tax asset (liability)	$-	$(1,394,092)

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of August 31, 2018 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions. The tax years that remain subject to examination by major taxing jurisdictions are for the years ended August 31, 2017, 2016 and 2015.

The Company has a federal net operating loss carryforward of $7,441,937 and a state tax carryover of $4,575,430 stated at the effective tax rate in the deferred tax asset table above for August 31,2018. However, due to limitations of carryover attributes rules, it is unlikely the company will benefit from the NOL’s and thus the Company has determined a 100% valuation reserve is required.

For U.S. purposes, the Company has not completed its evaluation of NOL utilization limitations under Internal Revenue Code, as amended (the “Code”) Section 382, change of ownership rules. If the Company has had a change in ownership, the NOL’s would be limited as to the amount that could be utilized each year, based on the Code.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Leases

The Company’s corporate head-quarters and primary distribution center is located in Garden Grove, California. The Garden Grove facility lease expires on August 1, 2022 and requires escalating monthly payments that range between $24,480 and $28,379. The Company also leases an additional warehouse facility in Garden Grove, California, which lease expires on August 31, 2023 and requires escalating monthly payments that range between $43,621 and $50,569. As part of the acquisition of CMP on May 1, 2017, the Company assumed the lease for CMP’s facility located in Lawndale, California. The lease expires in January 2019, and requires escalating monthly payments that range between $4,031 and $4,143. On April 1, 2016, the Company entered into a sublease agreement for a facility located in Woodinville, Washington. The lease commenced on July 15, 2016 and expires on January 31, 2020, and requires escalating monthly payments that range between $14,985 and $16,022. Effective April 10, 2015, the Company assumed the facility lease in Denver, Colorado, which is the headquarters of operations for its wholly-owned subsidiary, Dank. On September 1, 2016, the Colorado facility lease was amended to include additional office space. The lease runs through March 31, 2020 and requires escalating monthly payments, ranging between $4,800 and $7,300. In April 2018, the Company entered into a lease for warehouse space in Worcester, Massachusetts that expires in April 2022 and requires escalating monthly payments that range between $34,551 and $37,754.  In June 2018, the Company entered into a lease for a distribution center in Las Vegas, Nevada that expires in May 2021 and requires escalating monthly payments that range between $13,869 and $15,601. During the years ended August 31, 2018 and 2017, the Company recognized $1,179,890 and $398,802, respectively, of rental expense, related to its office, retail and warehouse space.

Minimum future commitments under non-cancelable operating leases and other obligations were as follows:

Year ended August 31,
2019	$1,892,186
2020	1,794,524
2021	1,723,981
2022	1,475,565
2023	832,544
$7,718,800

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Commitments

In the ordinary course of business, the Company may enter into contractual purchase obligations and other agreements that are legally binding and specify certain minimum payment terms. The Company had no such agreements as of August 31, 2018.

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The Company had no pending legal proceedings or claims as of August 31, 2018.

NOTE 18 – SUBSEQUENT EVENTS

On September 21, 2018, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Smoke Cartel, Inc. (“SMKC”), pursuant to which SMKC acquired certain assets from the Company relating to the Company’s Roll-Uh-Bowl silicone water pipe product line, including certain intellectual property assets and inventory. The consideration payable to the Company upon the closing under the Purchase Agreement consisted of an aggregate of 1,410,415 shares of SMKC common stock.

On November 9, 2018, the Company and KIM entered into a second amendment to the Loan Agreement with Gerber. Pursuant to this amendment, the aggregate principal amount of the Revolving Line at any time outstanding was increased to $8.0 million. Additionally, subject to certain exceptions, the face amount of any outstanding letters of credit, at any time outstanding cannot exceed the lesser of (i) 25% of the value of certain inventory (increasing to 40% upon receipt of certain landlord waivers) and (ii) 50% of certain accounts receivable.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 28, 2018

By:	/s/ Nicholas Kovacevich
Nicholas Kovacevich
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Nicholas Kovacevich
Nicholas Kovacevich	Chairman and Chief Executive Officer	November 28, 2018
(principal executive officer)

/s/ Christopher Tedford
Christopher Tedford	Chief Financial Officer	November 28, 2018
(principal financial and accounting officer)

/s/ Eric Baum	Director
Eric Baum		November 28, 2018

/s/ Barbara Goodstein	Director
Barbara Goodstein		November 28, 2018

/s/ Dallas Imbimbo	Director
Dallas Imbimbo		November 28, 2018

/s/ Donald Hunter	Director
Donald Hunter		November 28, 2018

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit Number	Description of Exhibit
2.1(1)	Stock Purchase Agreement dated as of March 4, 2014, by and among Dallas Imbimbo, Nicholas Kovacevich, Jeffrey Meng, John Kovacevich and KushCo Holdings, Inc.
2.2† (2)	Merger Agreement dated as of May 1, 2017 by and among KushCo Holdings, Inc., KBCMP, Inc., Lancer West Enterprises, Inc., Walnut Ventures, Jason Manasse, and Theodore Nicols
2.3† (7)	Agreement and Plan of Merger, dated April 10, 2018, by and among KushCo Holdings, Inc., KCH Energy, LLC, Summit Innovations, LLC and Mark Driver.
2.4(9)	Amendment to Agreement and Plan of Merger, dated May 2, 2018, by and among KushCo Holdings, Inc., KCH Energy, LLC, Summit Innovations, LLC and Mark Driver.
3.1(12)	Amended and Restated Articles of Incorporation of KushCo Holdings, Inc. filed with the Secretary of State of Nevada on August 29, 2018
3.2(1)	Bylaws of KushCo Holdings, Inc.
4.1(10)	Form of Warrant dated June 12, 2018.
10.1(1)	Sublease Agreement dated as of August 1, 2012, by and between 3 Kings Ventures and KushCo Holdings, Inc.
10.2(1)	Equity Purchase Agreement dated as of April 10, 2015 by and between KushCo Holdings, Inc. and members of Dank Bottles, LLC
10.3#(3)	Offer Letter dated as of July 3, 2017 by and between KushCo Holdings, Inc. and Jim McCormick
10.4(4)	Loan and Security Agreement by and among Gerber Finance Inc., KushCo Holdings, Inc., Kim International Corporation, Dank Bottles, LLC, KBCMP, Inc. and CMP Wellness, LLC, effective as of November 6, 2017
10.5#(5)	Separation Agreement dated as of January 12, 2018 by and between KushCo Holdings, Inc. and Ben Wu
10.6(5)	Consulting Agreement dated as of January 19, 2018 by and between KushCo Holdings, Inc. and Ben Wu
10.7(8)	First Amendment to Loan and Security Agreement dated as of March 8, 2018 by and among Gerber Finance Inc., KushCo Holdings, Inc. and Kim International Corporation.
10.8(10)	Form of Securities Purchase Agreement dated June 7, 2018.
10.9(10)	Placement Agency Agreement dated June 7, 2018, by and between KushCo Holdings, Inc. and A.G.P./Alliance Global Partners.
10.10#(11)	KushCo Holdings, Inc. 2016 Stock Incentive Plan, as amended
10.11(13)	Asset Purchase Agreement, dated September 21, 2018, by and among KushCo Holdings, Inc. and Smoke Cartel, Inc.
10.12(14)	Second Amendment to Loan and Security Agreement dated as of November 9, 2018 by and among Gerber Finance Inc., KushCo Holdings, Inc. and Kim International Corporation.
10.13*	Lease dated February 9, 2017 by and between KIM International Corporation and ZUREIT Holdings, Ltd.
10.14*	Lease dated April 12, 2018 by and between KIM International Corporation and ZUREIT Holdings, Ltd.
10.15#*	Amended and Restated Offer Letter by and between KushCo Holdings, Inc. and Jason Vegotsky
10.16#(15)	Offer Letter by and between KushCo Holdings, Inc. and Christopher Tedford
14.1(6)	KushCo Holdings, Inc. Code of Business Conduct and Ethics
18.1*	Preferability Letter of RBSM LLP, dated November 28, 2018
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1**	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

1.	Previously filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form 10 (filed May 29, 2015) and incorporated by reference thereto.
2.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed May 4, 2017) and incorporated by reference thereto.
3.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed August 3, 2017) and incorporated by reference thereto.
4.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed November 21, 2017) and incorporated by reference thereto.
5.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed January 19, 2018) and incorporated by reference thereto.
6.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed March 13, 2018) and incorporated by reference thereto.
7.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed April 10, 2018) and incorporated by reference thereto.
8.	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed April 13, 2018) and incorporated by reference thereto.
9.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed May 3, 2018) and incorporated by reference thereto.
10.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed June 8, 2018) and incorporated by reference thereto.
11.	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed July 13, 2018) and incorporated by reference thereto.
12.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed September 4, 2018) and incorporated by reference thereto.
13.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed September 26, 2018) and incorporated by reference thereto.
14.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed November 14, 2018) and incorporated by reference thereto.
15.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed November 21, 2018) and incorporated by reference thereto.

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