Form 10-Q
period 2018-11-30
KushCo Holdings, Inc.
filed 2019-01-08
CIK 1604627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      ☒  No      ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes      ☒  No      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 80,996,975 shares outstanding as of January 7, 2019.

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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2018 and our other filings with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

KUSHCO HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

KUSHCO HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	November 30,	August 31,
	2018	2018
ASSETS	(Unaudited)
Current assets:
Cash	$3,028,436	$13,466,807
Accounts receivable, net	10,339,293	8,600,959
Prepaid expenses and other current assets	20,070,569	13,623,285
Inventory, net	17,373,565	11,813,755
Total current assets	50,811,863	47,504,806

Goodwill	49,564,325	49,564,325
Intangible assets, net	3,822,100	4,487,415
Equity investment	2,326,884	-
Property and equipment, net	4,995,604	4,135,090
Other assets	1,132,503	250,296
Total Assets	$112,653,279	$105,941,932

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,547,053	$2,821,839
Accrued expenses and other current liabilities	4,402,176	2,738,430
Contingent cash consideration payable	672,849	754,955
Notes payable - current portion	117,192	61,685
Line of credit	6,728,632	918,124
Total current liabilities	19,467,902	7,295,033

Long-term liabilities:
Notes payable	338,675	172,021
Warrant liability	14,646,000	14,430,000
Deferred rent	108,479	106,032
Total long-term liabilities	15,093,154	14,708,053
Total liabilities	34,561,056	22,003,086

Commitments and contingencies (Note 16)

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 265,000,000 shares authorized, 78,558,571 and 78,273,124 shares issued and outstanding, respectively	78,559	78,273
Additional paid-in capital	97,004,830	94,666,689
Accumulated deficit	(18,991,166)	(10,806,116)
Total stockholders’ equity	78,092,223	83,938,846
Total liabilities and stockholders’ equity	$112,653,279	$105,941,932

See accompanying notes to the unaudited condensed consolidated financial statements

KUSHCO HOLDINGS, INC.

 Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended November 30,
	2018	2017
Net revenue	$25,319,642	$8,847,115
Cost of goods sold	22,090,504	5,766,576
Gross profit	3,229,138	3,080,539

Operating expenses:
Selling, general and administrative	12,547,638	2,929,096
Gain on disposition of assets	(1,254,414)	-
Total operating expenses	11,293,224	2,929,096
Income (loss) from operations	(8,064,086)	151,443

Other income (expense):
Change in fair value of warrant liability	(216,000)	-
Change in fair value of equity investment	536,000	-
Interest expense	(440,964)	(2,413)
Total other expense	(120,964)	(2,413)
(Loss) income before income taxes	(8,185,050)	149,030
Income tax expense	-	54,415
Net (loss) income	$(8,185,050)	$94,615

Net (loss) income per share:
Basic net (loss) income per common share outstanding	$(0.10)	$0.00
Diluted net (loss) income per common share outstanding	$(0.10)	$0.00

Basic weighted-average common shares outstanding	78,470,987	59,194,323
Diluted weighted-average common shares outstanding	78,470,987	65,908,368

See accompanying notes to the unaudited condensed consolidated financial statements

KUSHCO HOLDINGS, INC.

 Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Additional		Total
	Common Shares		Paid-in	Accumulated	Stockholders'
	Shares Issued	Amount	Capital	Deficit	Equity
Balances at August 31, 2018	78,273,124	$78,273	$94,666,689	$(10,806,116)	$83,938,846
Stock option exercises	280,971	282	41,219	-	41,501
Stock issued for services	4,476	4	2,296,922	-	2,296,926
Net loss	-	-	-	(8,185,050)	(8,185,050)
Balances at November 30, 2018	78,558,571	$78,559	$97,004,830	$(18,991,166)	$78,092,223

			Additional		Total
	Common Shares		Paid-in	Accumulated	Stockholders'
	Shares Issued	Amount	Capital	Deficit	Equity
Balances at August 31, 2017	58,607,066	$58,607	$41,529,283	$(607,244)	$40,980,646
Stock sold to investors	1,367,172	1,367	4,608,188	-	4,609,555
Stock option exercises	4,709	5	(5)	-	-
Stock issued for services	27,231	27	268,081	-	268,108
Net income	-	-	-	94,615	94,615
Balances at November 30, 2017	60,006,178	$60,006	$46,405,547	$(512,629)	$45,952,924

See accompanying notes to the condensed consolidated financial statements

KUSHCO HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended November
	2018	2017
Cash flows from operating activities
Net income (loss)	$(8,185,050)	$94,615
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	508,862	243,590
Gain on disposition of assets	(1,254,414)	-
Change in fair value of equity investment	(536,000)	-
Stock compensation expense	1,808,969	381,743
Change in fair value of warrant liability	216,000	-
Changes in operating assets and liabilities:
Accounts receivable	(1,738,334)	(1,069,410)
Prepaids	(6,663,159)	(1,545,793)
Inventory	(5,673,960)	(96,507)
Other assets	(152,777)	-
Accounts payable	4,520,681	760,577
Accrued expenses and other current liabilities	1,666,193	270,868
Net cash used in operating activities	(15,482,989)	(960,317)

Cash flows from investing activities
Acquisition of web domain	-	(44,321)
Security deposits	(25,598)	-
Purchase of property and equipment	(681,408)	(48,580)
Net cash used in investing activities	(707,006)	(92,901)

Cash flows from financing activities
Repayment of capital leases	(18,279)	(5,495)
Repayment of note payable	-	(333,395)
Proceeds from stock option exercises	41,501	-
Proceeds from sale of stock	-	4,609,555
Drawdown on line of credit	30,326,556	1,500,000
Payments on line of credit	(24,516,048)	-
Payments of contingent cash consideration	(82,106)	(85,000)
Net cash provided by financing activities	5,751,624	5,685,665

Net increase (decrease) in cash	(10,438,371)	4,632,447

Cash at beginning of period	13,466,807	916,984
Cash at end of period	$3,028,436	$5,549,431

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$155,069	$2,370
Income taxes	$-	$-
Non-cash investing and financing activities
Property and equipment included in accounts payable	$204,533	$-
Capital leases	$240,440	$-
Services prepaid for in common stock	$703,832	$34,077
Equity investment	$1,790,884	$-

See accompanying notes to the condensed consolidated financial statements

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

KushCo Holdings, Inc. (“the Company”) was incorporated in the state of Nevada on February 26, 2014.  The Company specializes in marketing and selling packaging products, vaporizers, hydrocarbon gases, solvents, accessories and branding solutions to customers operating in the regulated medical and recreational cannabis industries. The Company provides custom branding on packaging products, and its testing standards meet the requirements set by the Consumer Product Safety Commission. The Company’s packaging products primarily consists of bottles, bags, tubes and containers. The Company maintains relationships with a broad range of manufacturers and also has sophisticated in-house labeling and customization capabilities. The Company sells a wide selection of vaporizer cartridges with a variety of core materials and heating technologies, as well as a wide selection of batteries to match the cartridges. The Company provides ultra-pure hydrocarbon gases, including isobutene, n-butane, propane, ethanol, pre-mixes, custom blends and other solvents, which are essential in the extraction process. The Company’s wholly-owned subsidiary, The Hybrid Creative, LLC, is a full-service creative agency that serves both cannabis and non-cannabis clients across the U.S., Canada and Europe.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes include the activity of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. All intercompany balances and transactions have been eliminated. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The Company’s operating results for the three months period ended November 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ended August 31, 2019, or for any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended August 31, 2018. The condensed consolidated balance sheet as of August 31, 2018 included herein was derived from the audited financial statements as of that date, but does not include all disclosures as required by GAAP. There have been no changes to the Company’s significant accounting policies, other than the adoption of ASC 606, Revenue Recognition, described in its Annual Report on Form 10-K for the fiscal year ended August 31, 2018 that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period.

Significant estimates relied upon in preparing these condensed consolidated financial statements include revenue recognition, accounts receivable reserves, inventory and related reserves, valuations and purchase price allocations related to business combinations, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to record impairment charges related to intangible assets and goodwill, amortization periods, accrued expenses, stock-based compensation, and recoverability of the Company’s net deferred tax assets and any related valuation allowance.

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

Reclassification

Certain classifications have been made to the prior year condensed consolidated financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net income (loss) or accumulated deficit.

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Accounts Receivable

Trade accounts receivable are carried at their estimated collectible amounts.  Trade credit is generally extended on a short-term basis, thus trade receivables do not bear interest.  Trade accounts receivables are periodically evaluated for collectability based on past credit history and their current financial condition. The Company’s allowance for doubtful accounts was $1,535,165 and $999,752 as of November 30, 2018 and August 31, 2018, respectively.

Inventory

Inventories are stated at the lower of cost or net realizable value using the first-in first out (FIFO) method. The Company’s inventory consists of finished goods of $17,373,565 and $11,813,755 as of November 30, 2018 and August 31, 2018, respectively. The Company also makes prepayments against the future delivery of inventory classified as prepaid inventory. The Company’s prepaid inventory was $16,680,000 and $11,019,000 as of November 30, 2018 and August 31, 2018, respectively.

Net Income (Loss) Per Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, "Earnings per Share" (“ASC 260-10”).  Basic net income (loss) per common share is computed by dividing net income or loss by the weighted-average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share is computed using the weighted-average number of common shares and common shares equivalents outstanding during the period using the treasury stock method.

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended November 30,
	2018	2017
Net income (loss)	$(8,185,050)	$94,615
Weighted average common shares outstanding:
Basic	78,470,987	59,194,323
Net effect of dilutive options	-	1,973,085
Net effect of contingent equity consideration	-	4,740,960
Diluted	78,470,987	65,908,368
Earnings per share:
Basic	$(0.10)	$0.00
Diluted	$(0.10)	$0.00

Revenue Recognition

The Company markets and sells packaging products, vaporizers, hydrocarbon gases, solvents, accessories and branding solutions to customers operating in the regulated medical and recreational cannabis industries.

The Company expenses fulfillment costs as incurred because the amortization period would be less than one year in accordance with the ASC 606 practical expedient.

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In accordance with ASC 606, the Company applies the following steps to recognize revenue for the sale of products that reflects the consideration to which the Company expects to be entitled to receive in exchange for the promised goods:

1.	Identify the contract with a customer

A contract with a customer exists when the Company enters into an enforceable contract with a customer. The contract is based on either the acceptance of standard terms, or the execution of terms and conditions contracts. These contracts define each party's rights, payment terms and other contractual terms and conditions of the sale. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience and, in some circumstances, published credit and financial information pertaining to the customer.

2.	Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the goods that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract, whereby the transfer of the goods is separately identifiable from other promises in the contract. The Company has concluded the sale of finished goods and related shipping and handling are accounted for as a single performance obligation.

3.	Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled to receive in exchange for transferring goods to the customer. The Company estimates the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors.

Discounts provided to customers are accounted for as an element of the transaction price and as a reduction to revenue, and were $312,292 and $53,824 for the three months ended November 30, 2018 and 2017, respectively.

Revenue is presented net of taxes collected from customers and remitted to governmental authorities.

4.	Allocate the transaction price to the performance obligations in the contract

The Company’s products are sold at their standalone selling price.

5.	Recognize revenue when the Company satisfies a performance obligation

Revenue is recognized when control of the finished goods is transferred to the customer. Control of the finished goods is transferred at a point in time, upon delivery to the customer. The period of time between the satisfaction of the performance obligation and when payment is due from the customer is not significant.

In the following table, product sales are disaggregated as follows for the three months ended November 30:

	2018	2017
Manufacturing	$24,859,952	$8,732,882
Services	459,690	$114,233

Total Net Revenue	$25,319,642	$8,847,115

Advertising

The Company conducts advertising for the promotion of its products and services. In accordance with ASC subtopic 720-35-25(Topic 720), advertising costs are charged to expense when incurred. Advertising costs were $492,583 and $107,924 for the three months ended November 30, 2018 and 2017, respectively.

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, “Fair Value Measurement (Topic 820), - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this standard on September 1, 2018 and the adoption of ASU 2017-04 did not have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations Clarifying the Definition of a Business (“ASU 2017-01”), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. The Company adopted this standard on September 1, 2018 and the adoption did not have a material impact on our consolidated financial statements.

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

Other Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the condensed consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 2 - ACQUISITION OF SUMMIT INNOVATIONS, LLC

On May 2, 2018, the Company completed its acquisition of Summit Innovations, LLC (“Summit”), a leading distributor of hydrocarbon gases to the legal cannabis industry. Pursuant to the terms of the merger agreement with Summit, Summit merged with and into KCH Energy, LLC, a wholly-owned subsidiary of the Company, with KCH Energy, LLC as the surviving entity.

The acquisition was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations.  Total purchase consideration at closing consisted of 640,000 shares of common stock with a fair value of $3,577,600 and cash consideration of $905,231, net of cash received. Cash consideration of $187,849 and approximately 640,000 shares of common stock were held back by the Company for a period of 15 months for potential post-closing working capital and/or indemnification claims relating to, among other things, breaches of representations, warranties and covenants contained in the merger agreement. The former members of Summit may become entitled to receive earn-out consideration of up to an additional 1,280,000 shares of the Company’s common stock, in the aggregate, based on the net revenue performance of the Summit business during a one-year period following the closing.

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 - ACQUISITION OF THE HYBRID CREATIVE, LLC

On July 11, 2018, the Company completed its acquisition of Zack Darling Creative Associates (“ZDCA”), and its wholly-owned subsidiary The Hybrid Creative, LLC (“Hybrid”), which together operated as a specialist design agency. Pursuant to the terms of the purchase agreement with the members of ZDCA, the Company purchased the entire issued member interest of ZDCA. Following the acquisition, ZDCA operates as a wholly-owned subsidiary of the Company, with Hybrid continuing to operate as wholly-owned subsidiary of ZDCA.

The acquisition was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations.  The consideration paid to the members of Hybrid at the closing included cash consideration consisting of an aggregate of $847,187 in cash, net of cash received, $82,106 in cash held back and share consideration consisting of an aggregate of 360,000 shares of the Company’s common stock. The former members of ZDCA may become entitled to receive earn-out payments of up to $1.37 million consisting of a combination of cash and stock payments, based on the net revenue performance of Hybrid during the period September 1, 2018 through August 31, 2019.

NOTE 4 - CONCENTRATIONS OF RISK

Supplier Concentrations

The Company purchases inventory from various suppliers and manufacturers. For the three months ended November 30, 2018, one vendor accounted for approximately 56% of total inventory purchases. For the three months ended November 30, 2017, two vendors accounted for approximately 30% and 13%, respectively, of total inventory purchases.

Customer Concentrations

During the three months ended November 30, 2018 and 2017, there was one customer which represented over 10% of the Company’s revenues. As of November 30, 2018, there was one customer who represented 16% of accounts receivable. As of November 30, 2017, there were two customers who represented 26% of accounts receivable.

NOTE 5 - RELATED-PARTY TRANSACTIONS

The Company sub-leased its former corporate headquarters from 3 Kings Ventures, LLC, a related party owned by Dallas Imbimbo, Director, Nicholas Kovacevich, Chairman and Chief Executive Officer, and Jeffrey Meng, formerly a greater than 5% stockholder. During the three months ended November 30, 2018 and 2017, the Company made rent payments of $0 and $53,660, respectively, to these related parties.

NOTE 6 – SALE OF RUB

On September 21, 2018, Smoke Cartel, Inc. (“Smoke Cartel”) and the Company entered into an agreement to sell a web domain and inventory related to the Company’s Roll-uh-Bowl (“RUB”) product line. The Company received 1,410,145 shares of Smoke Cartel common stock as part of the consideration for this transaction. The fair value of its equity investment as of September 21, 2018 was based upon the closing stock price of Smoke Cartel.

The following sets forth the calculation of the gain on disposition of assets upon completion of the sale:

Fair value of Smoke Cartel as of September 21, 2018	$1,790,884
RUB web domain and inventory sold	(536,470)
Gain on disposition of assets	$1,254,414

The sale of the RUB assets did not qualify as a discontinued operation as the sale is not a strategic shift that has (or will have) a major effect on the Company’s operations and financial results.

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 - PROPERTY AND EQUIPMENT

The major classes of fixed assets consist of the following as of November 30, 2018 and August 31, 2018:

	November 30,	August 31,
	2018	2018
Machinery and equipment	$3,138,820	$2,937,784
Vehicles	621,350	380,893
Office Equipment	575,819	385,627
Leasehold improvements	1,483,386	1,318,805
	5,819,375	5,023,109
Accumulated Depreciation	(1,153,886)	(888,019)
	$4,665,489	$4,135,090

Of the $621,350 of vehicles as of November 30, 2018, $240,440 consists of capital leased assets.

Depreciation and amortization expense was $265,867 and $55,472, for the three months ended November 30, 2018 and 2017, respectively. Of the $265,867 of depreciation and amortization expense related to tangible assets for the three months ended November 30, 2018, $162,959 is included in selling, general and administrative expense and $102,908 is included in cost of goods sold on the condensed consolidated statements of operations. Of the $55,472 of depreciation and amortization expense for the three months ended November 30, 2017, $13,696 is included in selling, general and administrative expense and $41,776 is included in cost of goods sold on the condensed consolidated statements of operations.

The Company’s construction-in-progress assets equaled $330,115 and $0, as of November 30, 2018 and August 31, 2018, respectively.

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 - INTANGIBLE ASSETS

Intangible assets consist of the following as of November 30, 2018 and August 31, 2018:

		As of November 30, 2018			As of August 31, 2018
	Weighted
	Average
	Estimated	Gross			Gross
	Useful	Carrying	Accumulated	Net	Carrying	Accumulated	Net
Description	Life	Value	Amortization	Amount	Value	Amortization	Amount
Domain name	5 years	$9,321	$(943)	$8,378	$598,605	$(166,530)	$432,075
Trade name	6 years	2,600,000	(686,111)	1,913,889	2,600,000	(577,778)	2,022,222
Non-compete agreement	4 years	2,370,000	(470,167)	1,899,833	2,370,000	(336,882)	2,033,118
		$4,979,321	$(1,157,221)	$3,822,100	$5,568,605	$(1,081,190)	$4,487,415

Amortization expense was $242,995 and $188,118, for the three months ended November 30, 2018 and 2017, respectively.

The following table shows the remaining amortization expense associated with finite lived intangible assets as of November 30, 2018:

Intangible Assets
2019 (Remaining nine months)	$710,966
2020	947,954
2021	881,288
2022	747,955
2023	528,511
Thereafter	5,426
$3,822,100

NOTE 9 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following as of November 30, 2018 and August 31, 2018:

	November 30,	August 31,
	2018	2018
Customer deposits	$1,795,890	$768,908
Accrued compensation	1,391,855	992,747
Sales tax payable	415,928	432,491
Other accrued expenses	798,503	544,284
	$4,402,176	$2,738,430

NOTE 10 - NOTES PAYABLE

Automobile Contracts Payable

The Company has entered into purchase contracts for its vehicles.  The loans and automobile contracts are secured by the vehicles and bear interest at an average interest rate of approximately 4% per annum. Future principal payments on these automobile contracts payable is summarized in the table below:

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Principal Due
(Unaudited)
2019 (Remaining nine months)	$88,971
2020	116,297
2021	110,728
2022	112,767
2023	27,104
$455,867

NOTE 11 - LOAN AGREEMENT

On November 16, 2017, the Company and its wholly-owned subsidiary KIM International Corporation (“KIM”) as borrowers, and all of the Company’s other subsidiaries, as credit parties, entered into a Loan and Security Agreement (the “Loan Agreement”) with Gerber Finance Inc., as lender (“Gerber”), effective as of November 6, 2017. The Loan Agreement originally provided a secured revolving credit facility (the “Revolving Line”) in an aggregate principal amount of up to $2.0 million at any time outstanding. Under the original terms of the Loan Agreement, the principal amount of loans, plus the face amount of any outstanding letters of credit, at any time outstanding cannot exceed up to 85% of the Company’s eligible receivables minus reserves. Under the terms of the Loan Agreement, the Company may also request letters of credit from Gerber. The proceeds of the loans under the Loan Agreement will be used for working capital and general corporate purposes. The Revolving Line has a maturity date of November 6, 2019. Borrowings under the Revolving Line accrues interest at a rate based on the prime rate as customarily defined, plus a margin of 3.0%. On March 8, 2018, the Company and KIM entered into a first amendment to the Loan Agreement with Gerber. Pursuant to the first amendment, the aggregate principal amount of the Revolving Line at any time outstanding was increased to $4.0 million and the principal amount of loans, plus the face amount of any outstanding letters of credit, at any time outstanding could not exceed the lesser of (i) 40% of the value of certain inventory and (ii) 50% of certain accounts receivable.

On November 9, 2018, the Company and KIM entered into a second amendment to the Loan Agreement with Gerber. Pursuant to the second amendment, the aggregate principal amount of the Revolving Line at any time outstanding was increased to $8.0 million. Additionally, subject to certain exceptions, the face amount of any outstanding letters of credit, at any time outstanding cannot exceed the lesser of (i) 25% of the value of certain inventory (increasing to 40% upon receipt of certain landlord waivers) and (ii) 50% of certain accounts receivable.

During the three months ended November 30, 2018, the Company drew down $30,326,556 from its line of credit and repaid $24,516,048. As of November 30, 2018, the amount outstanding on the Revolving Line was $6,728,632.

NOTE 12 - CONTINGENT CASH CONSIDERATION

The Company has contingent consideration outstanding associated with its prior business combinations.  The Company accounts for business combinations under the acquisition method and allocates the total purchase price for acquired businesses to the tangible and identified intangible assets acquired and liabilities assumed, based on their estimated fair values as of the acquisition date. A liability for contingent consideration, if applicable, is recorded at fair value as of the acquisition date and, evaluated each period for changes in the fair value and adjusted as appropriate.

The Company’s contingent consideration as of November 30, 2018 was $672,849, consisting of $187,849 from the Summit acquisition and $485,000 from the Hybrid acquisition.

The Company’s contingent consideration as of August 31, 2018 was $754,955, consisting of $187,849 from the Summit acquisition and $532,106 from the Hybrid acquisition.

NOTE 13 - WARRANT LIABILITY

In June of 2018, the Company issued warrants to purchase 3,750,000 shares of its common stock to investors in a registered direct offering. The warrants have a term of five years from the date of issuance. The exercise price of the warrants is protected in the event the Company issues securities with a variable conversion or exercise price during the three-year period following the warrants’ issuance, and the Company is contractually prohibited from making such issuances during the three-year period. Pursuant to ASC Topic 815, the fair value of the warrants of $15,350,000 was recorded as a derivative liability on the issuance dates.  The estimated fair values of the warrants were computed at issuance using an option pricing model.

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The estimated fair value of the outstanding warrant liabilities was $14,646,000 and $14,430,000 as of November 30, 2018 and August 31, 2018, respectively.

Increases or decreases in the fair value of the derivative liability are included as a component of other income (expense) in the accompanying condensed consolidated statements of operations for the respective period. The changes to the derivative liability for warrants resulted in an increase of $216,000 in warrant liability and a corresponding loss for the three months ended November 30, 2018.

The estimated fair value of the warrants was computed as of November 30, 2018 and August 31, 2018 using the following assumptions:

	November 30,	August 31,
	2018	2018
Stock price volatility	86.3%	78.1% - 81.1%
Risk-free interest rates	2.83%	2.72% - 2.74%
Annual dividend yield	0%	0%
Term	4.5	3.8 - 4.0

In addition, management assessed the probabilities of future financing assumptions in the valuation models.

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Level 1 - Quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 - Unobservable inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.

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

The Company accounts for its investment in Smoke Cartel at fair value. On September 21, 2018, Smoke Cartel and the Company entered into an agreement to sell the RUB web domain and inventory related to this product line and in exchange, received 1,410,145 shares of Smoke Cartel common stock (see Note 6 above.) The fair value of its investment as of September 21, 2018 and November 30, 2018 was based upon the closing stock price of Smoke Cartel. The investment was classified as a Level 2 financial instrument.

In connection with the Company’s registered direct offering in June 2018, the Company issued warrants to purchase shares of its common stock and recorded embedded conversion features which are accounted for as derivative liabilities (see Note 13 above.) The estimated fair value of the derivatives is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial instruments, which includes the Level 2 assets and the Level 3 liabilities:

	Fair Value at November 30, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Equity investment	$2,326,884	$-	$2,326,884	$-
Liabilities:
Contingent cash consideration payable	$672,849	$-	$-	$672,849
Warrant liability	14,646,000			14,646,000
Total liabilities	$15,318,849	$-	$-	$15,318,849

	Fair Value at August 31, 2018
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent cash consideration payable	$754,955	$-	$-	$754,955
Warrant liability	14,430,000	-	-	14,430,000
Total liabilities	$15,184,955	$-	$-	$15,184,955

The following table reflects the activity for the Company’s investment in Smoke Cartel measured at fair value using Level 2 inputs:

Investment in Smoke Cartel
Balance at August 31, 2018	$-
Acquisition of equity investment	1,790,884
Adjustment to fair value	536,000
Balance at November 30, 2018	$2,326,884

The following table reflects the activity for the Company’s warrant derivative liability measured at fair value using Level 3 inputs:

Warrant Liability
Balance at August 31, 2018	$14,430,000
Adjustment to fair value	216,000
Balance at November 30, 2018	$14,646,000

The following table reflects the activity for the Company’s contingent consideration measured at fair value using Level 3 inputs:

Contingent Consideration
Balance at August 31, 2018	$754,955
Contingent consideration payments	(82,106)
Balance at November 30, 2018	$672,849

The fair value of contingent consideration is evaluated each reporting period using projected revenues, discount rates, and projected timing of revenues. Projected contingent payment amounts are discounted back to the current period using a discount rate. Projected revenues are based on the Company’s most recent internal operational budgets and projections. Increases in projected revenues may result in higher fair value measurements. Increases in discount rates and the time to payment may result in lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. During the three months ended November 30, 2018 and 2017, the net adjustment to the fair value of the Company’s contingent consideration was $0.

The weighted-average of the discount rates used was 17% as of November 30, 2018 and August 31, 2018. The projected year of payment ranges from 2019 to 2023.

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 15 - STOCKHOLDERS' EQUITY

Preferred Stock

The authorized preferred stock is 10,000,000 shares with a par value of $0.001. As of November 30, 2018, and August 31, 2018, the Company has no shares of preferred stock issued or outstanding.

Common Stock

The authorized common stock is 265,000,000 shares with a par value of $0.001. As of November 30, 2018, and August 31, 2018, 78,558,571 and 78,273,124 shares were issued and outstanding, respectively.

During the three months ended November 30, 2017, the Company sold 1,367,172 shares of its common stock to investors in exchange for cash of $2,045,505. For the same period ended November 30, 2017, the Company collected $2,564,050 of cash in advance of issuing the related 1,709,366 shares in the subsequent period.

Share-based Compensation

The Company recorded stock compensation expense of $1,808,969 and $381,743 for the three-month periods ended November 30, 2018 and 2017, respectively, in connection with the issuance of shares of common stock and options to purchase common stock.

During the three months period ended November 30, 2018, the Company authorized to issue shares of common stock to consultants in exchange for $124,098 of services rendered and $703,832 of prepaid services, for a total of $827,930. The $703,832 of prepaid services is included in prepaid expenses on the condensed consolidated balance sheet as of November 30, 2018. The total fair value of shares vested during the three month period November 30, 2018 is $1,468,996.  This amount is included in stock compensation expense on the condensed consolidated statements of operations.

During the three months period ended November 30, 2018, the Company issued 4,476 shares of common stock to a consultant in exchange for services rendered.

During the three months period ended November 30, 2017, the Company issued 27,231 shares of common stock to consultants in exchange for $20,000 of services rendered and $34,077 of prepaid services, for a total of $54,077. The total fair value of options vested during the three month period November 30, 2017 is $214,031. This amount is included in stock compensation expense on the condensed consolidated statements of operations.

Stock Options

The Company’s 2016 Stock Incentive Plan (the “Plan”) was adopted on February 9, 2016. The Plan, as amended, permits the grant of share options and shares to its employees and directors for up to 15,000,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant; those option awards generally vest based on three years of continuous service and have 10-year contractual terms.

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of our stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the three months ended November 30, 2018 and 2017:

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	November 30,	November 30,
	2018	2017
Expected term in years	3	1-4
Expected volatility	82% - 87%	60%
Risk-free interest rate	2.70% - 3.01%	1.14% - 1.97%
Expected dividend yield	0%	0%

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

During the three months ended November 30, 2018 and 2017, the Company issued 2,494,500 and 960,500 stock options, respectively, pursuant to the Company’s 2016 Stock Incentive Plan. A summary of the Company’s stock option activity during the three-month period ended November 30, 2018 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value

Balance Outstanding, August 31, 2018	9,367,693	$3.85	9.1	$14,463,235
Granted	2,494,500	$5.61	9.8	664,750
Exercised	(287,499)	$0.29	-	-
Forfeited	(736,947)	$3.85	-	-
Balance Outstanding, November 30, 2018	10,837,747	$4.35	9.3	$15,671,112
Exercisable, November 30, 2018	2,814,806	$2.78	8.0	$7,212,336

The weighted-average grant-date fair value of options granted during the three months ended November 30, 2018 and 2017, was $3.10 and $2.25, respectively. The weighted-average grant-date fair value of options forfeited during the three months ended November 30, 2018 was $2.01.

During the three months ended November 30, 2018, the Company issued 266,667 shares of common stock in exchange for $41,501, pursuant to stock option exercises and issued 18,748 shares of common stock pursuant to a cashless exercise of 20,831 stock options. During the three months ended November 30, 2017, the Company issued 4,709 shares of common stock pursuant to cashless exercises of 10,000 stock options.

As of November 30, 2018, there was $17,836,723 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.3 years.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

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

NOTE 17 - SUBSEQUENT EVENTS

Subsequent to November 30, 2018 and through January 4, 2019, the Company sold 2,307,141 shares of its common stock to investors in exchange for aggregate gross proceeds of $9,468,394 in a private placement.

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

Overview

We provide customizable packaging products, vaporizers, hydrocarbon gases, solvents, accessories and branding solutions primarily for the cannabis industry. Representative examples of our products include pop-top bottles, vaporizer cartridges and accessories, bags, tubes, and other containers. We sell our solutions predominantly to businesses operating in jurisdictions that have some form of cannabis legalization. These businesses include medical and recreational dispensaries, large and small scale processors, and packaging re-distributors.

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

Acquisitions

On May 1, 2017 (“Merger Date”), we and our wholly-owned subsidiary, KBCMP, Inc. (“Merger Sub”), entered into an Agreement of Merger (the “Merger Agreement”) with Lancer West Enterprises, Inc. and Walnut Ventures, pursuant to which each of Lancer West Enterprises, Inc. and Walnut Ventures were merged with and into Merger Sub, with Merger Sub as the surviving corporation, resulting in our indirect acquisition of CMP Wellness, LLC (“CMP”). Prior to the merger, CMP was owned 100% by Lancer West Enterprises, Inc. and Walnut Ventures. Membership interest in CMP was the sole asset of Lancer West Enterprises, Inc. and Walnut Ventures. As a result, CMP became our wholly-owned subsidiary. CMP is a distributor of vaporizers, cartridges and accessories.

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

On May 2, 2018, we completed our acquisition of Summit Innovations, LLC (“Summit”), a leading distributor of hydrocarbon gases to the legal cannabis industry. Pursuant to the terms of the merger agreement, Summit merged with and into our wholly-owned subsidiary, KCH Energy, LLC (“KCH”), with KCH as the surviving entity. The consideration paid to the members of Summit at the closing included cash consideration, consisting of an aggregate of $945,218 in cash, net of cash received, and an aggregate of 1,280,000 shares of our common stock. Cash consideration of $187,849 and approximately 640,000 shares of common stock from the share consideration were held back by us for a period of 15 months for potential post-closing working capital and/or indemnification claims relating to, among other things, breaches of representations, warranties and covenants contained in the merger agreement. The former members of Summit may become entitled to receive earn-out consideration of up to an additional 1,280,000 shares of common stock, in the aggregate, based on the net revenue performance of the Summit business during a one-year period following the closing.

We estimated the fair value of contingent consideration and recorded the earn-out consideration of the additional 1,280,000 shares of common stock in stockholders’ equity.

On July 11, 2018, we completed its acquisition of Zack Darling Creative Associates (“ZDCA”), and its wholly owned subsidiary The Hybrid Creative, LLC (“Hybrid”), which together operated as a specialist creative marketing agency. Pursuant to the terms of the membership interest purchase agreement with the members of ZDCA, we purchased the entire issued membership interest of ZDCA for an aggregate of $847,187 in cash, net of cash received, and an aggregate of 360,000 shares of our common stock. Cash consideration of $82,106 and approximately 162,000 shares of common stock from the share consideration were held back by us issuable on January 1, 2019. The former members of ZDCA may become entitled to receive earn-out payments of up to $1.4 million, through a combination of cash and stock payments, based on the net revenue performance of the Hybrid business during the period September 1, 2018 through August 31, 2019. Following the acquisition, ZDCA operates as our wholly-owned subsidiary, with Hybrid continuing to operate as wholly-owned subsidiary of ZDCA.

Line of Credit

On November 16, 2017, we and KIM International Corporation (“KIM”), our wholly-owned subsidiary, as borrowers, and all of our other subsidiaries, as credit parties, entered into a Loan and Security Agreement (the “Loan Agreement”) with Gerber Finance Inc., as lender (“Gerber”), effective as of November 6, 2017. The Loan Agreement originally provided a secured revolving credit facility (the “Revolving Line”) in an aggregate principal amount of up to $2.0 million at any time outstanding. Under the terms of the original Loan Agreement, the principal amount of loans, plus the face amount of any outstanding letters of credit, at any time outstanding cannot exceed up to 85% of our eligible receivables minus reserves. Under the terms of the Loan Agreement, we may also request letters of credit from Gerber. The proceeds of the loans under the Loan Agreement will be used for working capital and general corporate purposes. The Revolving Line has a maturity date of November 6, 2019. Borrowings under the Revolving Line accrues interest at a rate based on the prime rate as customarily defined, plus a margin of 3.0%.  On March 8, 2018, we and KIM entered into a first amendment to the Loan Agreement with Gerber. Pursuant to the first amendment, the aggregate principal amount of the Revolving Line at any time outstanding was increased to $4.0 million and the principal amount of loans, plus the face amount of any outstanding letters of credit, at any time outstanding could not exceed the lesser of (i) 40% of the value of certain inventory and (ii) 50% of certain accounts receivable.

On November 9, 2018, we and KIM entered into a second amendment to the Loan Agreement with Gerber. Pursuant to the second amendment, the aggregate principal amount of the revolving credit facility at any time outstanding was increased to $8.0 million. Additionally, subject to certain exceptions, the face amount of any outstanding letters of credit, at any time outstanding cannot exceed the lesser of (i) 25% of the value of certain inventory (increasing to 40% upon receipt of certain landlord waivers) and (ii) 50% of certain accounts receivable. As of November 30, 2018, the amount outstanding on the Revolving Line was $6,728,632.

Results of Operations - Comparison for the three-month periods ended November 30, 2018 and 2017

Revenue

For the three months ended November 30, 2018, our revenue increased to $25,319,642, compared to $8,847,115 for the three months ended November 30, 2017, which represents an increase of $16,472,527 or 186%. We experienced solid organic growth across all markets, namely in California following the adoption of adult use cannabis sales from January 1st, 2018. In addition, vaping product related sales remained strong as this sector of the cannabis industry continues to perform well. In addition, we achieved strong growth for custom branded products as customers seek differentiated brand building solutions in line with regulatory requirements. Non-organic revenue related to acquisitions represented 7% of total revenue during the three months ended November 30, 2018.

Gross Profit

Gross profit for the three months ended November 30, 2018 was $3,229,138, or 13% of revenue, compared to $3,080,539, or 35% of revenue, for the three months ended November 30, 2017. The decrease in gross profit percentage is primarily attributable an increase in freight costs as a result of air freighting inventory versus ocean freight to rapidly meet customer demand to compensate for vendor capacity issues. Supply chain inefficiencies are currently being addressed to reduce the need to air freight product, which we expect will significantly reduce freight costs in the future which will favorably impact gross profits. Overhead costs also increased as a % of revenue, which is contributing to a decrease in gross profits in preparation to scale the business for expected growth. Also contributing the gross profit decrease is the mix of products sold, driven by vaporizers and cartridges sales that carry lower margins than the rest of the product portfolio.

Operating Expenses

Our operating expenses for the three months ended November 30, 2018 increased to $11,293,224, or 45% of total revenue, from $2,929,096, or 33% of total revenue, for the three months ended November 30, 2017. The increase is due to the expansion of the business, primarily attributed to increased personnel cost, insurance, professional and facility expenses. We will continue to make significant investments in infrastructure and supply chain to scale effectively.

Income (Loss) from Operations

Loss from operations for the three months ended November 30, 2018 was $8,064,086 compared to income from operations of $151,443 for the three months ended November 30, 2017. The decrease is primarily attributable to investment in infrastructure and personnel to scale the expanding business offset partially by the gain on disposition of RUB assets.

Other Income (Expense), Net

Other Income (expense), net, during the three months ended November 30, 2018 was net expense of $120,964, as compared to an expense of $2,413 for the three months ended November 30, 2017. The increase is attributed interest expense related to the increased credit line capacity and warrant liability loss offset by a gain from the change in fair value of our equity investment.

Income Tax Expense

The provision for income taxes was $0 and $54,415, for both the three-month periods ended November 30, 2018 and 2017, respectively.

Net Income (Loss)

Our net result for the three months ended November 30, 2018 was a net loss of $8,185,050 or $0.10 per share, compared to net income of $94,615 or $0.00 per share, for the three months ended November 30, 2017.

Liquidity and Capital Resources

As of November 30, 2018, we had cash of $3,028,436 and a working capital surplus of $31,343,961 compared to cash of $5,549,431 and working capital surplus of $8,564,896 as of November 30, 2017. Working capital increased by $22,779,065 or 266%. The increase in working capital is primarily due to an increase in net revenue for the three-month period ended November 30, 2018, as compared to the same period a year ago, and increased purchases of inventory to meet increased customer demand.

Cash Flows from Operating Activities

For the three-month period ended November 30, 2018, net cash used in operating activities was $15,482,989 compared to $960,317 in net cash used in operating activities for the three-month period ended November 30, 2017. The change is primarily attributed to an increase in inventory, including related prepayments, and accounts receivable during the three-month period ended November 30, 2018.

Cash Flows from Investing Activities

Net cash used in investing activities increased from $92,901 for the three-month period ended November 30, 2017 to $707,006 for the three-month period ended November 30, 2018, which can be primarily attributed to higher levels of equipment purchases during the current period.

Cash Flows from Financing Activities

Net cash provided by financing activities increased from $5,685,665 for the three-month period ended November 30, 2017 to $5,751,624 for the three-month period ended November 30, 2018. The increase is primarily attributed to the net drawdown on line of credit.

We manage our liquidity and financial position in the context of our overall business strategy. We continually forecast and manage our cash, working capital balances, and capital structure to meet the short-term and long-term obligations of our business while seeking to maintain liquidity and financial flexibility. We have historically funded our operations primarily through the cash flows generated from our operations, borrowings available under our credit facility and from proceeds from the issuance of equity.

We believe that cash generated from our operations, along with the funds available through debt or equity financings, primarily for the purposes of expanding current operations, making capital acquisitions, or consummating strategic transactions are adequate to fund our financial obligations for at least the next twelve months.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates, other than the adoption of ASC 606, Revenue Recognition, described in our Annual Report on Form 10-K for the fiscal year ended August 31, 2018.

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

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of November 30, 2018.

The material weaknesses that existed on August 31, 2018 are described in Part II, Item 9A - Controls and Procedures in our most recent Annual Report on Form 10-K, filed on November 29, 2018. The material weaknesses in our internal controls have been primarily due to the lack of proper segregation of duties and our recent lack of sufficient levels of proper supervision and review.

We have taken steps to enhance our internal controls over financial reporting and plan to take additional steps to remediate the material weaknesses. Specifically:

•	We appointed additional independent members with public company board experience to our board of directors, such that our board of directors is now composed of a majority of independent directors;

•	On March 9, 2018, our board of directors formed an Audit Committee composed entirely of independent directors that, among other things, assists the board of directors in its oversight of the integrity of our financial statements and our financing reporting processes and systems of internal control;

•	The Company announced the hiring of our new Chief Financial Officer, Christopher Tedford, with significant sales and distribution experience who will focus on the development of the finance and accounting function;

•	We added staff to our finance team, and outsourced to third party the assessment of certain complex transactions under US GAAP;

•	In January 2018, we hired a controller with public company experience; and

•	We have adopted a Code of Business Conduct and Ethics and a whistleblower policy.

We believe that the measures described above will strengthen our internal controls over financial reporting. We expect that our efforts, including design, implementation and testing of our internal controls over financial reporting will continue to improve throughout fiscal year 2019.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of November 30, 2018, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

To the best of the Company’s knowledge and belief, no material legal proceedings are currently pending or threatened.

Item 1A.	Risk Factors.

Item 1A of Part I of our Annual Report on Form 10-K for the year ended August 31, 2018, filed with the SEC on November 29, 2018 contains risk factors identified by the Company. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business. To our knowledge and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes in the risk factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2018.

Item 2.	Unregistered Sales of Equity Securities.

During the three months ended November 30, 2018, we granted 457,627 unregistered shares of our common stock for services pursuant to contracts, with an aggregate fair market value of $2,754,915.

Subsequent to November 30, 2018 and through the date of this filing, we sold 2,307,141 shares of our common stock to investors in exchange for aggregate gross proceeds of $9,468,394.

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

Exhibit Number	Description of Exhibit
3.1(1)	Amended and Restated Articles of Incorporation of KushCo Holdings, Inc.
10.1(2)	Asset Purchase Agreement, dated September 21, 2018, by and between KushCo Holdings, Inc. and Smoke Cartel, Inc.
10.2(3)	Second Amendment to Loan and Security Agreement, dated November 9, 2019, by and among Gerber Finance, Inc., KushCo Holdings, Inc. and KIM International Corporation.
10.3#(4)	Offer Letter, dated November 8, 2018, by and between KushCo Holdings, Inc. and Christopher Tedford.
10.4#(5)	Amended and Restated Offer Letter, dated November 21, 2018, by and between KushCo Holdings, Inc. and Jason Vegotsky
31.1*	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed September 4, 2018) and incorporated by reference thereto.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed September 26, 2018) and incorporated by reference thereto.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed November 14, 2018) and incorporated by reference thereto.
(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed November 21, 2018) and incorporated by reference thereto.
(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed November 29, 2018) and incorporated by reference thereto.

*	Filed herewith.

**	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KUSHCO HOLDINGS, INC.

Date: January 8, 2019	By:	/s/ Nicholas Kovacevich
Nicholas Kovacevich
Chairman and Chief Executive Officer
(Principal executive officer)

Date: January 8, 2019	By:	/s/ Christopher Tedford
Christopher Tedford
Chief Financial Officer
(Principal financial and accounting officer)

