Form 10-K/A
period 2018-08-31
KushCo Holdings, Inc.
filed 2019-04-11
CIK 1604627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 8, 2019, there were 88,017,716 shares of our common stock issued and outstanding.

Documents Incorporated by Reference

Portions of the KushCo Holdings, Inc. Definitive Proxy Statement filed on December 28, 2018 in connection with the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to Form 10-K for the fiscal year ended August 31, 2018, amends KushCo Holdings, Inc.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended August 31, 2018, which was originally filed with the Securities and Exchange Commission on November 29, 2018 (the “Original Filing”).

In connection with the preparation of the Company’s condensed consolidated interim financial statements as of and for the fiscal quarter ended February 28, 2019, the Company identified inadvertent errors in the accounting for certain shared-settled contingent consideration obligations relating to the Company’s acquisition of CMP Wellness in May 2017, Summit Innovations in May 2018, and the Hybrid Creative in July 2018.  In connection with those acquisitions, contingent equity consideration relating to certain earn-out arrangements were accounted for as equity. Upon further evaluation, the Company determined that the share-settled contingent consideration should have been accounted for as liabilities with fair value changes recorded in the Company’s consolidated statements of operations.

This amendment is being filed solely to (i) restate the financial statements for the accounting error described above and as further described in Notes 1, 2, 3, 4, 5, 9, 14 and 18 to the financial statements (and make corresponding changes to Risk Factors and the Management’s Discussion and Analysis of Financial Condition and Results of Operations sections in this Amendment) and (ii) amend Item 9A (Controls and Procedures).

Generally, no changes have been made to the Original Filing other than to add the information as described above. This Amendment should be read in conjunction with the Original Filing. This amendment speaks as of the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as required to reflect the revisions discussed above.

KUSHCO HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K/A

FOR THE FISCAL YEAR ENDED AUGUST 31, 2018

FORWARD-LOOKING STATEMENTS

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “Kush”, “the Company”, “we,” “us,” and “our,” refer to KushCo Holdings, Inc., a Nevada corporation, and its subsidiaries.

Forward-Looking Statements

This Annual Report on Form 10-K/A contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each as amended. The forward-looking statements are principally, but not exclusively, contained in “Item 1: Business” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in detail under the heading “Item 1A. Risk Factors” beginning on page 11 of this Annual Report on Form 10-K/A. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

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

The table above breaks down the number of customers who spent more than $50,000 per year for the fiscal years ended August 31, 2016, 2017 and 2018. The table demonstrates the growth in our large customer base as well as growth in the number of large customers purchasing $500,000 or more per year.

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

•	Adult-use states;

•	Medical only in the U.S.;

•	Canada; and

•	All other countries.

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

Our net sales and operating results, net income (loss) and operating expenses, and our stock price have varied in the past and may vary significantly from quarter to quarter and from year to year in the future. We believe a number of factors, many of which are outside of our control, could cause these variations and make them difficult to predict, including:

•	fluctuations in demand for our products or downturns in the industries that we serve;

•	the ability of our suppliers, both internal and external, to produce and deliver products including sole or limited source components, in a timely manner, in the quantity, quality and prices desired;

•	the timing of receipt of bookings and the timing of and our ability to ultimately convert bookings to net sales;

•	rescheduling of shipments or cancellation of orders by our customers;

•	fluctuations in our product mix;

•	the ability of our customers' other suppliers to provide sufficient material to support our customers' products;

•	currency fluctuations and stability, in particular the, the Chinese RMB and the U.S. dollar as compared to other currencies;

•	introductions of new products and product enhancements by our competitors, entry of new competitors into our markets, pricing pressures and other competitive factors;

•	our ability to develop, introduce, manufacture and ship new and enhanced products in a timely manner without defects;

•	our ability to manage our manufacturing capacity across our diverse product lines and that of our suppliers, including our ability to successfully expand our manufacturing capacity in various locations around the world;

•	our ability to successfully and fully integrate acquisitions, such as the historical CMP Wellness businesses, into our operations and management;

•	our ability to successfully internally transfer products as part of our integration efforts;

•	our reliance on contract manufacturing;

•	our customers' ability to manage their susceptibility to adverse economic conditions;

•	the rate of market acceptance of our new products;

•	the ability of our customers to pay for our products;

•	expenses associated with acquisition-related activities;

•	access to applicable credit markets by us and our customers;

•	our ability to control expenses;

•	potential excess and/or obsolescence of our inventory;

•	impairment of goodwill, intangible assets and other long-lived assets;

•	our ability to meet our expectations and forecasts and those of public market analysts and investors;

•	our ability and the ability of our contractual counterparts to comply with the terms of our contracts;

•	damage to our reputation as a result of coverage in social media, Internet blogs or other media outlets;

•	managing our internal and third-party sales representatives and distributors, including compliance with all applicable laws;

•	costs, expenses and damages arising from litigation;

•	individual employees intentionally or negligently failing to comply with our internal controls; and

•	distraction of management related to acquisition, integration or divestment activities.

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

Charges to earnings resulting from the application of the acquisition method of accounting to the various acquisitions may adversely affect our results of operations.

In accordance with generally accepted accounting principles, we have accounted for acquisitions using the acquisition method of accounting. Under the acquisition method of accounting, we allocated the total purchase price of an acquired company's net tangible and identifiable intangible assets based upon their estimated fair values at the acquisition date. The excess of the purchase price over net tangible and identifiable intangible assets was recorded as goodwill. We have incurred and will continue to incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the acquisition. In addition, to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets. These depreciation, amortization and potential impairment charges could have a material impact on our results of operations.

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

We have concluded that certain of our previously issued financial statements should not be relied upon and have restated certain of our previously issued financial statements, which may lead to, among other things, shareholder litigation, loss of investor confidence, negative impact on our stock price and certain other risks.

As discussed in the Explanatory Note, Note 2, “Restatement” and in Note 18, “Quarterly Information (unaudited)” under Item 8 of this Form 10-K/A, we have concluded that our previously issued consolidated financial statements for the fiscal years ended August 31, 2018 and 2017, and for each of the interim periods ended May 31, 2017, November 30, 2017, February 28, 2018, May 31, 2018 and November 30, 2018, should no longer be relied upon. The determination that the applicable financial statements should no longer be relied upon and that certain financial statements would be restated was made following the identification of misstatements. As a result of these misstatements, we have become subject to a number of additional risks and uncertainties, including unanticipated costs for accounting and legal fees in connection with or related to the restatement, shareholder litigation and government investigations. Any such proceeding could result in substantial defense costs regardless of the outcome of the litigation or investigation. If we do not prevail in any such litigation, we could be required to pay substantial damages or settlement costs.

We are remediating certain internal controls and procedures, which, if not successful, could result in additional misstatements in our financial statements negatively affecting our results of operations.

We are in the process of implementing certain remediation actions. See Item 9A. “Controls and Procedures” of this Form 10-K/A for a description of these remediation measures. To the extent these steps are not successful, not sufficient to correct our material weakness in internal control over financial reporting or are not completed in a timely manner, future financial statements may contain material misstatements and we could be required to restate our financial results. Any of these matters could adversely affect our business, reputation, revenues, results of operations, financial condition and stock price and limit our ability to access the capital markets through equity or debt issuances.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Previously Issued Consolidated Financial Statements

As discussed further in Note 2 of our consolidated financial statements in Part IV of this amended Annual Report on Form 10-K/A, we have restated our consolidated financial statements for the fiscal years ended August 31, 2018 and 2017 and our unaudited condensed consolidated interim financial information as of and for the fiscal periods ended May 31, 2017, November 30, 2017, February 28, 2018 and May 31, 2018. Refer to the Explanatory Note preceding Part I, Item 1 and Item 8: Financial Statements and Supplementary Data - Note 2 of our consolidated financial statements, for additional details regarding the aforementioned restatement adjustments.

For information regarding our controls and procedures, see Part II, Item 9A – Controls and Procedures, of this amended Annual Report on Form 10-K/A.

Cautionary Statement Concerning Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in this Form 10-K/A.  This report contains “forward-looking statements.” The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

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

The purchase price for CMP consisted of an aggregate of $1,500,000 in cash, unsecured promissory notes in the aggregate principal amount of approximately $666,788 having a one-year maturity, and an aggregate of 7,800,000 restricted shares of the Company’s common stock.  The purchase price is subject to customary post-closing adjustments with respect to confirmation of the levels of working capital and cash held by CMP as of the closing.  During the one-year period following the closing, the former owners of CMP may become entitled to receive up to an additional approximately $1,905,000 in cash, in the aggregate, and approximately 4,740,960 shares of our common stock, in the aggregate, based on the future performance of CMP.

On May 2, 2018, we completed its acquisition of Summit, a leading distributor of hydrocarbon gases to the legal cannabis industry. Pursuant to the terms of the Summit Agreement, Summit merged with and into KCH, with KCH as the surviving entity. The consideration paid to the members of Summit at the closing included cash consideration, consisting of an aggregate of $905,231 in cash, net of cash received, and an aggregate of 1,280,000 shares of the Company’s common stock. $187,849 of cash consideration and approximately 640,000 shares of common stock from the share consideration were held back by us for a period of 15 months for potential post-closing working capital and/or indemnification claims relating to, among other things, breaches of representations, warranties and covenants contained in the Summit Agreement. The members may become entitled to receive earn-out consideration of up to an additional 1,280,000 shares of common stock, in the aggregate, based on the net revenue performance of the Summit business during a one-year period following the closing date of the acquisition.

On July 11, 2018, we completed its acquisition of Hybrid, a specialist creative marketing agency. Pursuant to the terms of the MIPA with the members of ZDCA, parent of wholly-owned subsidiary, Hybrid, we purchased the entire issued membership interest of ZDCA for an aggregate of $847,186 in cash, net of cash received, and an aggregate of 360,000 shares of the Company’s common stock. $82,106 of the cash consideration and approximately 162,000 shares of common stock from the share consideration were held back by us issuable on January 1, 2019. The members may become entitled to receive earn-out payments consisting of $450,000 and up to 212,858 shares of common stock, based on the net revenue performance of the Hybrid business during the period September 1, 2018 through August 31, 2019. Following the acquisition, ZDCA operates as a wholly-owned subsidiary of the Company, with Hybrid continuing to operate as wholly-owned subsidiary of ZDCA.

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

On November 9, 2018, we and KIM entered into a second amendment to the Loan Agreement with Gerber. Pursuant to this amendment, the aggregate principal amount of the revolving credit facility at any time outstanding was increased to $8.0 million. Additionally, subject to certain exceptions, the face amount of any outstanding letters of credit, at any time outstanding cannot exceed the lesser of (i) 25% of the value of certain inventory (increasing to 40% upon receipt of certain landlord waivers) and (ii) 50% of certain accounts receivable. The amount drawn on the line of credit as of November 21, 2018 was $4.2 million. The Company obtained a waiver of non-compliance associated with the restatement of our previously filed consolidated financial statements.

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

Operating Expense

Our operating expenses for the fiscal year ended August 31, 2018 increased to $39,855,669, or 77% of total revenue compared to $5,193,338, or 28% of total revenue for the fiscal year ended August 31, 2017, an increase of $34,662,331 or 667%. The increase is primarily due to the $15,724,206 increase in estimated contingent consideration payable and the expansion of our business, which consists of increased personnel cost, insurance, professional and facility expenses. We will continue to make significant investments in infrastructure and supply chain to scale efficiently.

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

For fiscal year ended August 31, 2018, we incurred a loss before provision for income taxes of $25,899,796 versus income before provision for income taxes of $1,874,857 for fiscal year ended August 31, 2017. The reduction was primarily driven by the increase in expense for the change in contingent consideration payable ($5,339,414) and increase in valuation allowance ($694,638), ISO’s and warrants ($902,713), the state tax deduction net of federal benefit ($302,016) and other items totaling $52,511. In addition, as a result of the Tax Act, our fiscal year 2018 includes a reduction in the overall tax benefit of $430,203 from remeasuring our U.S. deferred tax assets and liabilities at the lower 21.0% U.S. federal statutory tax rate.

Net Income (Loss)

Net income (loss) decreased to a $24,336,766 loss for the fiscal year ended August 31, 2018 compared to net income of $1,655,775 for the fiscal year ended August 31, 2017. This loss is primarily attributed to the increase in estimated contingent consideration payable of $15,724,206 and an increase in selling, general and administrative expense of $18,221,802, respectively, for the fiscal year ended August 31, 2018 compared to fiscal year ended August 31, 2017.

Liquidity and Capital Resources

At August 31, 2018 and 2017, we had cash of $13,466,807 and $916,984, respectively and a working capital surplus of $35,206,363 and a working capital deficit of $5,558,202, respectively.

Cash Flows from Operating Activities

Net cash used in operating activities increased from $751,215 for the fiscal year ended August 31, 2017 to $29,950,125 for the fiscal year ended August 31, 2018. This increase was driven by an increase in working capital items of $23,253,160 for fiscal year ended August 31, 2018 compared to an increase of $2,239,662 for fiscal year ended August 31, 2017. The increase in working capital was primarily due to the increase in prepaid inventory and accounts receivable due to expansion of our operations.

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

As of August 31, 2018, we have historically funded our operations primarily through the issuance of equity. We had net loss of $24,336,766 and net income of $1,655,755 for the fiscal years ended August 31, 2018 and 2017, respectively. As of August 31, 2018, we had an accumulated deficit of $23,357,699.

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

Inventory

Our inventories consist of finished goods and are stated at the lower of cost (first-in, first-out) or market. As a designer and manufacturer of products for the cannabis industry, we may be exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, our ability to meet changing customer requirements, competitive pressures on products and prices, reliability and replacement of and the availability of products from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate our ability to realize the value of our inventory based on a combination of factors including the following: forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining our estimates of future product demand may prove to be incorrect, in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, we would be required to recognize such costs as cost of goods sold at the time of such determination. Although every effort is made to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant negative impact on the value of our inventory and our reported operating results. Additionally, purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value.

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

Valuation of Business Combinations

We record tangible and intangible assets acquired and liabilities assumed in recent business combinations under the acquisition method of accounting. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the dates of acquisition. We then allocate the purchase price in excess of net tangible assets acquired to identifiable intangible assets based on detailed valuations that use information and assumptions provided by management. We also utilize third-party consultants to assist us in estimating the fair value of assets and liabilities. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill.

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

Contingent Consideration

We estimate and record the acquisition date fair value of contingent consideration as part of purchase price consideration for acquisitions. Additionally, each reporting period, we estimate changes in the fair value of contingent consideration and recognize any change in fair in our consolidated statement of operations. Our estimate of the fair value of contingent consideration requires very subjective assumptions to be made of future operating results, discount rates and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change our estimate of the fair value of contingent consideration and, therefore, materially affect the Company’s future financial results. A portion of the contingent consideration liability is to be settled with the issuance of shares of common stock once contingent provisions set forth in respective acquisition agreements have been achieved. Upon achievement of contingent provisions, respective liabilities are relieved and offset by increases to common stock and additional paid in capital in the stockholders’ equity section of our consolidated balance sheets.

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

Consistent with prior years, we conducted our annual impairment test of goodwill during the fourth quarter of fiscal 2017. In accordance with Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) Topic 350, Intangibles-Goodwill and Other, we assess the carrying amount of our goodwill for potential impairment annually or more frequently if events or a change in circumstances indicate that impairment may have occurred. We have only one operating and reporting unit that earns revenues, incurs expenses and makes available discrete financial information for review by our chief operating decision-maker. Accordingly, we complete our goodwill impairment testing on this single reporting unit.

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

In fiscal 2018, we conducted a qualitative assessment of the goodwill during the fourth quarter of fiscal 2018 and concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount. In assessing the qualitative factors, we considered the impact of these key factors: macroeconomic conditions, fluctuations in foreign currency, market and industry conditions, our operating and competitive environment, regulatory and political developments, the overall financial performance of our reporting units including cost factors and budgeted-to-actual revenue results. We also considered our market capitalization, stock price performance and the significant excess calculated in the prior year between estimated fair value and the carrying value of goodwill. Due to certain factors such as the net loss incurred during fiscal 2018, we proceeded directly to performing the first step of goodwill impairment. Accordingly, we performed the Step 1 test during the fourth quarter of fiscal 2018. We determined the fair value of the reporting unit for the Step 1 test using a 50-50% weighting of the Income (discounted cash flow) approach and Market (market comparable) approach. The Income approach utilizes the discounted cash flow model to provide an estimation of fair value based on the cash flows that a business expects to generate. These cash flows are based on forecasts developed internally by management which are then discounted at an after-tax rate of return required by equity and debt market participants of a business enterprise. This rate of return or cost of capital is weighted based on the capitalization of comparable companies. The Market approach determines fair value by comparing the reporting units to comparable companies in similar lines of business that are publicly traded. Total Enterprise Value (TEV) multiples such as TEV to revenues and TEV to earnings (if applicable) before interest and taxes of the publicly traded companies are calculated. These multiples are then applied to the reporting unit's operating results to obtain an estimate of fair value. Each of these two approaches captures aspects of value in each reporting unit. The Income approach captures our expected future performance, and the Market approach captures how investors view the reporting units through other competitors. We believe these valuation approaches are proven valuation techniques and methodologies for our industry and are widely accepted by investors. As neither was perceived by us to deliver any greater indication of value than the other, and neither approach individually computed a fair value less than the carrying value of the segment, we weighted each of the approaches equally. Management completed and reviewed the results of the Step 1 analysis and concluded that an impairment charge was not required as the estimated fair value of the goodwill was substantially in excess of its carrying value.

At August 31, 2018, we had $52,267,353 of goodwill, $4,487,415 of purchased intangible assets and $4,135,090 of property and equipment on our consolidated balance sheet.

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

Recent Accounting Pronouncements

See Note 1 - Accounting Policies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K/A) for further discussion.

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

Item 8.   Financial Statements and Supplementary Data

The information required by this item is contained in the consolidated financial statements filed as part of this Annual Report on Form 10-K/A are listed under Item 15 of Part IV below.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (who is also the Company’s chairman, secretary and principal executive officer), and our chief financial officer (who is also the Company’s principal financial and accounting officer) to allow for timely decisions regarding required disclosure.  Thus, in accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of August 31, 2018 which is the end of the period covered by this Form 10-K/A. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses identified in our internal control over financial reporting, described below.

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

In connection with the restatement discussed in the Explanatory Note to this Form 10-K/A and Note 2 titled “Restatement” to the Company’s consolidated financial statements included in Part II, Item 8 of this Form 10-K/A, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of our internal control over financial reporting as of August 31, 2018. Based on this reassessment using the COSO criteria, management has concluded that we did not maintain effective internal control over financial reporting as of August 31, 2018 because (1) a material weakness related to the accounting, presentation, and disclosure of share-settled contingent consideration, (2) we had inadequate segregation of duties consistent with control objectives and (3) we had a lack of multiple levels of supervision and review. Management concluded that these deficiencies were material weaknesses as defined in the Securities and Exchange Commission regulations. These material weaknesses resulted in the misstatement of our financial statements and disclosures for the fiscal years ended August 31, 2018 and 2017, and for each of the interim periods ended May 31, 2017, November 30, 2017, February 28, 2018, May 31, 2018 and November 30, 2018, as more fully discussed in Note 2 titled “Restatement” to the Company’s consolidated financial statements included in Part II, Item 8 of this Form 10-K/A.

We have taken steps to enhance our internal control over financial reporting and plan to take additional steps to remediate the material weaknesses. Specifically:

•	We appointed additional independent members with public company board experience to our board of directors, such that our board of directors is now composed of a majority of independent directors;

•	On March 9, 2018, our board of directors formed an Audit Committee composed entirely of independent directors that, among other things, assists the board of directors in its oversight of the integrity of our financial statements and our financing reporting processes and systems of internal control;

•	The Company announced the hiring of a new Chief Financial Officer, Christopher Tedford, with significant sales and distribution experience who will focus on the development of the finance and accounting function;

•	We added staff to our finance team, and outsourced to third party the assessment of certain complex transactions under US GAAP;

•	In January 2018, we hired a controller with public company experience; and

•	We have adopted a Code of Business Conduct and Ethics and a whistleblower policy.

•	In February 2019, we engaged a national accounting advisory firm to assist with the design and implementation of our internal control over financial reporting based on the COSO criteria.

Certain of the material weaknesses in internal control over financial reporting as of August 31, 2018, which are listed above, remain unchanged from August 31, 2017.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements.

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

This amended Annual Report on Form 10-K/A does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Management's Remediation Plan

We plan to take steps to enhance and improve the design of our internal control over financial reporting.  During the period covered by this amended Annual Report on Form 10-K/A, we have not been able to remediate the material weaknesses identified above.  To remediate such weaknesses, we plan to appoint additional qualified personnel to address inadequate segregation of duties and implement modifications to our financial controls to address such inadequacies.

The remediation efforts set out herein will continue to be implemented in our 2019 fiscal year. We believe that the controls that we will be implementing will improve the effectiveness of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the material weakness or determine to supplement or modify certain of the remediation measures described above. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

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

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information with respect to this item is contained in the Proxy Statement for the 2019 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 11. Executive Compensation

Information with respect to this item is contained in the Proxy Statement for the 2019 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to this item is contained in the Proxy Statement for the 2019 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Information with respect to this item is contained in the Proxy Statement for the 2019 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

Information with respect to this item is contained in the Proxy Statement for the 2019 Annual Meeting of Shareholders, which is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements and Schedules:

(1)	Financial Statements. The Consolidated Financial Statements of KushCo Holdings, Inc. and its subsidiaries filed under this Item 15:

(2)	Financial Statement Schedules: None. Financial statement schedules have been omitted since the required information is included in our Consolidated Financial Statements contained in this Annual Item 15.

(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K/A.

(b)	Exhibits: The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K/A.

(c)	Separate Financial Statements and Schedules: None

KUSHCO HOLDINGS, INC.

Consolidated Financial Statements

August 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
KushCo Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KushCo Holdings, Inc. (the Company) as of August 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended August 31, 2018 and 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the two years in the period ended August 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for outbound shipping and handling costs in fiscal year 2018.

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2018 and 2017 consolidated financial statements to correct misstatements.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2014.

/s/ RBSM LLP

RBSM LLP

November 28, 2018, except for the effects of the restatement discussed in Note 2 as to which the date is April 11, 2019.

KUSHCO HOLDINGS, INC.

Consolidated Balance Sheets

	August 31, 2018	August 31, 2017
	(As Restated)	(As Restated)
ASSETS
Current assets:
Cash	$13,466,807	$916,984
Accounts receivable, net of allowance	8,600,959	1,695,303
Prepaid expenses and other current assets	13,623,285	1,625,689
Inventory	11,813,755	3,754,171
Total current assets	47,504,806	7,992,147

Goodwill	52,267,353	32,989,079
Intangible assets, net	4,487,415	3,730,287
Deposits	250,296	50,235
Deferred tax asset	-	30,081
Property and equipment, net	4,135,090	931,763
Total Assets	$108,644,960	$45,723,592

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,821,839	$1,039,889
Accrued expenses and other current liabilities	3,008,385	993,186
Contingent consideration payable	5,488,410	10,827,824
Notes payable - current portion	61,685	689,450
Line of credit - current portion	918,124	-
Total current liabilities	12,298,443	13,550,349

Long-term liabilities:
Deferred tax liability	-	1,424,173
Notes payable	172,021	34,513
Warrant liability	14,430,000	-
Deferred rent	106,032	-
Total long-term liabilities	14,708,053	1,458,686
Total liabilities	27,006,496	15,009,035

Commitments and contingencies (Note 17)

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 265,000,000 shares authorized, 78,273,124 and 58,607,066 shares issued and outstanding, respectively	78,273	58,607
Additional paid-in capital	104,917,891	29,676,883
Accumulated deficit	(23,357,699)	979,067
Total stockholders' equity	81,638,465	30,714,557
Total liabilities and stockholders' equity	$108,644,960	$45,723,592

The accompanying notes are an integral part of the consolidated financial statements.

KUSHCO HOLDINGS, INC.

Consolidated Statements of Operations

	For the year ended August 31,
	2018	2017
	(As Restated)	(As Restated)
Net revenue	$52,074,839	$18,799,169
Cost of goods sold	38,740,685	11,639,161
Gross profit	13,334,154	7,160,008

Operating expenses:
Depreciation and amortization	1,017,164	300,841
Selling, general and administrative	24,700,610	6,478,808
Change in fair value of contingent consideration payable	14,137,895	(1,586,311)
Total operating expenses	39,855,669	5,193,338
Income (loss) from operations	(26,521,515)	1,966,670

Other income (expense):
Change in fair value of warrant liability	920,000	-
Other expense	(21,920)	(85,166)
Interest expense	(276,360)	(6,647)
Total other income (expense)	621,720	(91,813)
Income (loss) before income taxes	(25,899,795)	1,874,857
Income tax expense (benefit)	(1,563,029)	219,082
Net income (loss)	$(24,336,766)	$1,655,775

Basic net income (loss) per common share outstanding	$(0.37)	$0.03
Diluted net income (loss) per common share outstanding	$(0.37)	$0.03

Weighted Average Number of Outstanding Shares - Basic	65,335,954	52,430,070
Weighted Average Number of Outstanding Shares - Diluted	65,335,954	58,429,683

The accompanying notes are an integral part of the consolidated financial statements.

KUSHCO HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(Restated)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders'
	Shares Issued	Amount	Capital	Deficit)	Equity

Balances at August 31, 2016	48,300,162	$48,300	$5,278,284	$(676,708)	$4,649,876
Stock sold to investors	1,776,250	1,776	3,023,121	-	3,024,897
Stock option exercises	225,557	226	218,774	-	219,000
Stock-based compensation	-	-	527,572	-	527,572
Stock issued for services	305,097	305	671,132	-	671,437
Stock issued to CMP Wellness	7,800,000	7,800	19,492,200	-	19,500,000
Stock issued to RUB	200,000	200	465,800	-	466,000
Net income	-	-	-	1,655,775	1,655,775
Balances at August 31, 2017 (Restated)	58,607,066	$58,607	$29,676,883	$979,067	$30,714,557
Stock sold to investors	13,406,303	13,406	35,285,628	-	35,299,034
Stock option exercises	1,181,072	1,181	611,166	-	612,347
Stock-based compensation	499,724	500	4,858,405	-	4,858,905
Stock issued to Summit	639,999	640	6,393,039	-	6,393,679
Stock issued to ZDCA	198,000	198	1,879,002	-	1,879,200
Stock issued to CMP Wellness	3,740,960	3,741	26,213,768	-	26,217,509
Net loss	-	-	-	(24,336,766)	(24,336,766)
Balances at August 31, 2018 (Restated)	78,273,124	$78,273	$104,917,891	$(23,357,699)	$81,638,465

The accompanying notes are an integral part of the consolidated financial statements.

KUSHCO HOLDINGS, INC.

Consolidated Statements of Cash Flows

	For the Year Ended August 31, 2018	For the Year Ended August 31, 2017
	(As Restated)	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(24,336,766)	$1,655,775
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,017,164	300,841
Depreciation cost of goods sold	206,278	135,295
Stock compensation expense	3,585,533	943,125
Change in fair value of warrant liability	(920,000)	-
Change in fair value of contingent consideration payable	14,137,895	(1,586,311)
Offering costs allocated to warrant liability	1,229,961	-
Provision for deferred taxes	(1,617,030)	39,722
Changes in operating assets and liabilities:
Accounts receivable	(6,654,277)	(759,946)
Prepaids	(10,636,842)	(566,474)
Inventory	(7,822,584)	(1,929,027)
Accounts payable	614,939	565,861
Accrued expenses and other current liabilities	1,109,491	449,924
Deferred rent	106,032	-
Deferred tax asset	30,081	-
Net cash used in operating activities	(29,950,125)	(751,215)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of RUB assets	(49,321)	(150,000)
Security deposits	(195,361)	(31,754)
Purchase of property and equipment	(2,840,996)	(833,568)
Disposals of property and equipment	61,720	-
Acquistion of Summit, net of cash received	(905,231)	-
Acquisition of CMP Wellness	-	(1,500,000)
Acquisition of Hybrid, net of cash received	(847,187)	-
Net cash used in investing activities	(4,776,376)	(2,515,322)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Summit loans	(986,816)	-
Repayment of Hyrbid loans	(234,616)	-
Repayment of notes payable	(666,788)	(27,164)
Proceeds from notes payable	-	24,785
Proceeds from line of credit	918,124	-
Proceeds from stock option exercises	612,347	219,000
Proceeds from sale of stock and warrants, net of offerings costs	49,419,073	3,024,897
Payments for contingent consideration	(1,785,000)	(85,000)
Net cash provided by financing activities	47,276,324	3,156,518
NET INCREASE (DECREASE) IN CASH	12,549,823	(110,019)
CASH AT BEGINNING OF YEAR	916,984	1,027,003
CASH AT END OF YEAR	$13,466,807	$916,984
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$73,706	$6,647
Income taxes	$330,000	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Car loans payable	$176,531	$-
Services prepaid for in common stock	$1,273,372	$255,884
Fair value of shares issued related to acquisition of business	$8,272,879	$19,500,000
Fair value of contingent equity consideration	$4,113,907	$11,852,400
Fair value of shares issued related to acquisition of web domain	$-	$466,000
Notes payable issued as consideration of acquisition of buiness	$-	$666,788

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

Acquisition of CMP Wellness, LLC

On May 1, 2017, the Company entered into a merger agreement with Lancer West Enterprises, Inc. a California corporation, Walnut Ventures, a California corporation, Jason Manasse, an individual, and Theodore Nicols, an individual, pursuant to which each of Lancer West Enterprises, Inc. and Walnut Ventures were merged with and into Merger Sub, with Merger Sub as the surviving corporation, resulting in the Company’s indirect acquisition of CMP Wellness, LLC, a California limited liability company, which prior to the merger, was owned 100% by Lancer West Enterprises, Inc. and Walnut Ventures. CMP Wellness, LLC is a distributor of vaporizers, cartridges and accessories. See Note 3 for a further description of the CMP Wellness acquisition.

On July 16, 2018, the Company issued an aggregate of 3,740,960 Earnout Shares to CMP Wellness in accordance with the terms of the Merger Agreement.

Acquisition of Summit Innovations, LLC

On May 2, 2018, the Company completed its acquisition of Summit Innovations, LLC (“Summit”), a leading distributor of hydrocarbon gases to the legal cannabis industry. Pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), Summit merged with and into KCH Energy, LLC (“KCH”), a wholly-owned subsidiary of the Company, with KCH as the surviving entity. See Note 4 for a further description of the Summit acquisition.

Registered Offering

On June 7, 2018, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors in a registered direct offering (the “Offering”). See Note 13 and 15 for a further description of the registered offering.

Acquisition of Hybrid Creative, LLC

On July 11, 2018, the Company completed its acquisition of Hybrid Creative, LLC (“Hybrid”), a specialist design agency. Pursuant to the terms of the Membership Interest Purchase Agreement (Agreement”) with the members of Zach Darling Creative Associates, LLC (“ZDCA”), parent of wholly-owned subsidiary, Hybrid, the Company purchased the entire issued member interest of ZDCA. Following the acquisition, ZDCA operates as a wholly-owned subsidiary of the Company, with Hybrid continuing to operate as wholly-owned subsidiary of ZDCA. See Note 5 for a further description of the Hybrid acquisition.

Consolidation of an Entity

On or near July 23, 2018, the Company invested $1.0 million in the form of a convertible promissory note in a third-party company. The convertible promissory note provides the Company with the option to convert the principal balance of the note, at any time prior to the Maturity Date, into equity of this entity, representing 100% of the equity interests. The Company consolidated this entity.

Amendments to Articles of Incorporation or Bylaws

On August 29, 2018, KushCo Holdings, Inc. (formerly known as Kush Bottles, Inc.) filed Amended and Restated Articles of Incorporation (the “Amended and Restated Charter”) with the Secretary of State for the State of Nevada. The Amended and Restated Charter changed the Company’s name from Kush Bottles, Inc. to KushCo Holdings, Inc. The Amended and Restated Charter became effective on September 1, 2018 and was approved by the Company’s stockholders at the Company’s 2018 Annual Meeting of Stockholders on May 8, 2018.

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

Voluntary Change in Accounting Principle

During the fourth quarter of fiscal 2018, the Company made a voluntary change in accounting principle to classify outbound shipping and handling costs associated with the distribution of finished product to its customers as selling, general and administrative (previously recorded in cost of goods sold). The Company made the voluntary change in principle because it believes the classification of shipping and handling costs within selling, general and administrative better reflects the selling effort and enhances the comparability of its financial statements with many of its industry peers. In accordance with U.S. GAAP, the change has been reflected in the consolidated statements of operations through retrospective application as follows:

	For the Year Ended August 31, 2018
	First Fiscal Quarter			Second Fiscal Quarter			Third Fiscal Quarter			Fourth Fiscal Quarter			Full Fiscal Year Ended August 31, 2018
	Prior to Change (Restated)	Effect of Change	Adjusted (Restated)	Prior to Change	Effect of Change (Restated)	Adjusted	Prior to Change (Restated)	Effect of Change	Adjusted (Restated)	Prior to Change (Restated)	Effect of Change	Adjusted (Restated)	Prior to Change (Restated)	Effect of Change	Adjusted (Restated)
Cost of goods sold	6,162,120	(192,522)	5,969,598	7,450,732	(328,340)	7,122,392	9,246,879	(233,321)	9,013,558	16,635,137	-	16,635,137	39,494,868	(754,184)	38,740,685
Gross profit	2,684,995	192,522	2,877,517	2,910,644	328,340	3,238,984	3,657,730	233,321	3,891,051	3,326,602	-	3,326,602	12,579,971	754,184	13,334,154
Total operating expenses	6,990,055	192,522	7,182,577	10,475,368	328,340	(10,803,708)	12,783,337	233,321	13,016,658	9,606,909	-	9,606,909	39,855,669	754,184	40,609,853

	For the Year Ended August 31, 2017
	First Fiscal Quarter			Second Fiscal Quarter			Third Fiscal Quarter			Fourth Fiscal Quarter			Full Fiscal Year Ended August 31, 2017
	Prior to Change	Effect of Change	Adjusted	Prior to Change	Effect of Change	Adjusted	Prior to Change (Restated)	Effect of Change	Adjusted (Restated)	Prior to Change (Restated)	Effect of Change	Adjusted (Restated)	Prior to Change (Restated)	Effect of Change	Adjusted (Restated)
Cost of goods sold	1,637,652	(76,177)	1,561,475	1,913,270	(139,908)	1,773,362	3,156,290	(140,708)	3,015,582	5,476,871	(188,129)	5,288,742	12,184,083	(544,922)	11,639,161
Gross profit	834,643	76,177	910,820	1,057,062	139,908	1,196,970	1,563,187	140,708	1,703,895	3,160,194	188,129	3,348,323	6,615,086	544,922	7,160,008
Total operating expenses	971,624	76,177	1,047,801	1,052,608	139,908	1,192,516	262,797	140,708	403,505	2,906,309	188,129	3,094,438	5,193,338	544,922	5,738,260

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

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and investments having an original maturity of 90 days or less that are readily convertible into cash. The Company deploys its cash and cash equivalents with financial institutions with highly rated credit and monitors the amount on deposit at the financial institution. Balances at certain institutions have exceeded Federal Deposit Insurance Corporation (“FDIC”) insured limits. As of August 31, 2018, and 2017, there were no cash equivalents outstanding.

Accounts Receivable

Trade accounts receivable are carried at their estimated collectible amounts.  Trade credit is generally extended on a short-term basis. Thus, trade receivables do not bear interest.  Trade accounts receivables are periodically evaluated for collectability based on past credit history and their current financial condition. The Company’s allowance for doubtful accounts was $999,752 and $25,000 as of August 31, 2018 and 2017, respectively.

Inventory

Inventories are stated at the lower of cost or net realizable value using the first-in first out (FIFO) method. The Company’s inventory consists of finished goods of $11,813,755 and $3,754,171 as of August 31, 2018 and 2017, respectively. The Company also makes prepayments against the future delivery of inventory classified as prepaid inventory. The Company’s prepaid inventory was $11,019,374 and $780,345 and was included in prepaid expenses and other current assets as of August 31, 2018 and 2017, respectively.

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

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Management evaluates all of the Company’s financial instruments, including warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company generally uses a Monte Carlo simulation, as applicable, to value the derivative instruments at inception and subsequent valuation dates when needed. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is remeasured at the end of each reporting period.

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

Valuation of Business Combinations and Acquisition of Intangible Assets

The Company records intangible assets acquired in business combinations and acquisitions of intangible assets under the acquisition method of accounting. The Company accounts for acquisitions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC Topic 805, Business Combinations (“ASC 805”). Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the dates of acquisition. The Company then allocates the purchase price in excess of the fair value of the net tangible assets acquired to identifiable intangible assets, including purchased intangibles based on detailed valuations that use information and assumptions provided by management. The Company allocates any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill.

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

The Company estimates and records the Acquisition date fair value of contingent consideration as part of purchase price consideration for acquisitions. Additionally, each reporting period, the Company estimates the fair value of contingent consideration and recognizes any changes in the fair value in its consolidated statement of operations. The Company estimates of the fair value of contingent consideration requires subjective assumptions to be made of future operating results, discount rates and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the company’s estimate of the fair value of contingent consideration and, therefore, materially affect the Company’s future financial results. A portion of the contingent consideration liability is to be settled with the issuance of shares of common stock once contingent provisions set forth in respective acquisition agreements have been achieved. Upon achievement of contingent provisions, respective liabilities are relieved and offset by increases to common stock and additional paid in capital in the Company’s stockholders’ equity.

The Company uses its best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of certain tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill.

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

Net Income (Loss) Per Share - Restated

The Company computes net income (loss) per common share under ASC Topic 260, Earnings per Share (“ASC 260”).  Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock.  Diluted net loss per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.

Basic net income (loss) per common share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net earnings by the sum of (a) the weighted average number of shares of common stock outstanding during the period and (b) the potentially dilutive securities outstanding during the period. Stock options are potentially dilutive securities; and the number of dilutive options is computed using the treasury stock method. The effect of the contingent equity consideration relating to the acquisition of CMP is also factored into the calculation of dilutive securities.

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the calculation of basic and diluted net income (loss) per common share:

	August 31,	August 31,
	2018	2017
	(Restated)	(Restated)
Net income (loss)	$(24,336,766)	$1,655,775
Weighted average common shares outstanding:
Basic	65,335,954	52,430,070
Net effect of dilutive options	-	1,258,653
Net effect of contingent equity consideration	-	4,740,960
Diluted	65,335,954	58,429,683
Net income (loss) per common share per share:
Basic	$(0.37)	$0.03
Diluted	$(0.37)	$0.03

Revenue Recognition

It is the Company’s policy that revenues from product sales is recognized in accordance with ASC Topic 605 "Revenue Recognition" (“ASC 605”).  Four basic criteria must be met before revenue can be recognized; (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding fixed nature in selling prices of the products delivered and the collectability of those amounts.  The Company has not implemented any specific rebate programs. Provisions for discounts to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  During the years ended August 31, 2018 and 2017, the Company had provisions for sales discounts of $465,717 and $131,368, respectively. The Company has not established a formal customer incentive program but considers and accommodates discounts to certain customers on a case by case basis, including by way of example, for volume shipping or for certain new customers with orders over a specific discretionary dollar threshold. The Company classifies the reimbursement by customers of shipping and handling costs as revenue and the associated cost as cost of revenue.

Consistent with ASC 605, the Company considers factors such as historical return of products, estimated remaining shelf life, price changes from competitors, and introductions of competing products in establishing a refund allowance. The Company recognizes revenues as risk and title to products transfers to the customer (which generally occurs at the time shipment is made), the sales price is fixed or determinable, and collectability is reasonably assured.   The Company defers any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Warranty Costs

The Company has not had any historical warranty related expenditures from the sales of its products, which if incurred would result in the return of any defective products by customers.

Share-based Compensation

The Company accounts for its stock-based award in accordance with ASC Topic 718, Compensation (“ASC 718”), which requires fair value measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including restricted stock awards.  The Company estimates the fair value of stock using the stock price on the date of the approval of the award.  The fair value is then expensed over the requisite service periods of the awards, which is generally the vesting period and the related amount is recognized in the consolidated statements of operations.

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising

The Company conducts advertising for the promotion of its products and services. In accordance with ASC Topic 720 Other expenses (“ASC 720”), advertising costs are charged to operations when incurred. Advertising costs were $753,196 and $193,457 for the fiscal years ended August 31, 2018 and 2017, respectively.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as ASC Topic 740, Income Taxes, (“ASC 740”) which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

The Company applies the provisions of ASC 740 that prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that we will sustain the position on audit, including resolution of related appeals or litigation processes. The second step measures the tax benefit as the largest amount more than 50% likely of being realized upon ultimate settlement. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended August 31, 2018 and 2017, nor were any interest or penalties accrued as of August 31, 2018 and 2017. To the extent the Company may accrue interest and penalties, it elects to recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update change existing guidance related to accounting for employee share-based payments affecting the income tax consequences of awards, classification of awards as equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the potential impact of the adoption of this standard

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the consolidated balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption of Topic 842, which will increase the total assets and the total liabilities that the Company will report relative to such amounts prior to adoption.

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

NOTE 2 - RESTATEMENT

In connection with the preparation of the Company’s condensed consolidated interim financial statements as of and for the fiscal quarter ended February 28, 2019, the Company identified inadvertent errors in the accounting for certain shared-settled contingent consideration obligations relating to the Company’s acquisition of CMP Wellness in May 2017, Summit Innovations in May 2018, and Hybrid Creative in July 2018. In connection with those acquisitions, contingent equity consideration relating to certain earn-out arrangements were accounted for as equity. Upon further evaluation, the Company determined that the share-settled contingent consideration should have been accounted for as liabilities with fair value changes recorded in the Company’s consolidated statements of operations. Accordingly, the Company is restating herein its previously issued consolidated financial statements and the related disclosures for the fiscal years ended August 31, 2018 and 2017 (the "Restated Periods").

The categories of misstatements and their impact on previously reported consolidated financial statements for the 2018 and 2017 annual periods are described below:

Contingent consideration: The recognition, measurement and presentation and disclosure related to the share-settled contingent consideration arrangements associated with the acquisitions of CMP Wellness, LLC, Summit Innovations, LLC and Hybrid Creative, LLC.

Goodwill: The measurement and presentation and disclosure related to the goodwill recognized associated with the acquisitions of CMP Wellness, LLC, Summit Innovations, LLC and Hybrid Creative, LLC.

Income taxes: The recognition, measurement and presentation and disclosure related to the income tax effects of the restatement adjustments noted above.

In addition to the restatement of the financial statements, certain information within the following notes to the financial statements have been restated to reflect the corrections of misstatements discussed above as well as to add disclosure language as appropriate:

Note 1. Nature of Business and Significant Accounting Policies

Note  3. Acquisition of CMP Wellness, LLC

Note  4. Acquisition of Summit Innovations, LLC

Note  5. Acquisition of Hybrid Creative, LLC

Note  9. Intangible Assets and Goodwill

Note  14. Fair Value of Financial Instruments

Note 16. Income Taxes

Additionally, see Note 18 “Quarterly Financial Information (unaudited) (As Restated)” for the quarterly financial information (unaudited) which summarizes the effects of the restatement adjustments relating to the change in contingent consideration payable for the appropriate quarterly periods within fiscal year 2018 and 2017.

The financial statement misstatements reflected in previously issued consolidated financial statements did not impact cash flows from operations, investing, or financing activities in the Company’s consolidated statements of cash flows for any period previously presented.

Comparison of restated financial statements to financial statements as previously reported

The following tables compare the Company’s previously issued Consolidated Balance Sheets and Consolidated Statements of Operations as of and for the years ended August 31, 2018 and 2017 to the corresponding restated consolidated financial statements for those respective years.

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restated consolidated balance sheets and consolidated statements of operations as of and for the years ended August 31, 2018 are as follows:

	August 31, 2018	Restatement Adjustment	August 31, 2018
	(As Reported)		(As Restated)
ASSETS
Current assets:
Cash	$13,466,807	$-	$13,466,807
Accounts receivable, net of allowance	8,600,959	-	8,600,959
Prepaid expenses and other current assets	13,623,285	-	13,623,285
Inventory	11,813,755	-	11,813,755
Total current assets	47,504,806	-	47,504,806

Goodwill	49,564,325	2,703,028	52,267,353
Intangible assets, net	4,487,415	-	4,487,415
Deposits	250,296	-	250,296
Property and equipment, net	4,135,090	-	4,135,090
Total assets	$105,941,932	$2,703,028	$108,644,960

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,821,839	$-	$2,821,839
Accrued expenses and other current liabilities	2,738,430	269,955	3,008,385
Contingent consideration payable	754,955	4,733,454	5,488,410
Notes payable - current portion	61,685	-	61,685
Line of credit - current portion	918,124	-	918,124
Total current liabilities	7,295,033	5,003,409	12,298,442

Long-term liabilities:
Notes payable	172,021	-	172,021
Warrant liability	14,430,000	-	14,430,000
Deferred rent	106,032	-	106,032
Total long-term liabilities	14,708,053	-	14,708,053
Total liabilities	22,003,086	5,003,409	27,006,495

Stockholders’ equity
Preferred stock, $0.001 par value, 10,0000,000 shares authorized, no shares issued and outstanding	-	-	-
Common stock, $0.001 par value, 265,000,000 shares authorized, 78,273,124 shares issued and outstanding	78,273	-	78,273
Additional paid-in capital	94,666,689	10,251,202	104,917,891
Accumulated deficit	(10,806,116)	(12,551,583)	(23,357,699)
Total stockholders’ equity	83,938,846	(2,300,381)	81,638,465
Total liabilities and stockholders’ equity	$105,941,932	$2,703,028	$108,644,960

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended August 31, 2018	Restatement Adjustment	Year Ended August 31, 2018
	(As Reported)		(As Restated)
Revenue	$52,074,839	$-	$52,074,839
Cost of Goods Sold	38,740,685	-	38,740,685
Gross Profit	13,334,154	-	13,334,154
Operating Expenses:
Depreciation and amortization	1,017,164	-	1,017,164
Selling, general and administrative	24,700,610	-	24,700,610
Change in fair value of contingent consideration payable	-	14,137,894	14,137,895
Total Operating Expenses	25,717,774	14,137,894	39,855,669
Loss From Operations	(12,383,620)	(14,137,894)	(26,521,515)
Other Income (Expenses)
Change in fair value of warrant liability	920,000	-	920,000
Other income (expense)	(21,920)	-	(21,920)
Interest expense	(276,361)	-	(276,361)
Total Other Income (Expenses)	621,719	-	621,719
Loss Before Income Taxes	(11,761,901)	(14,137,894)	(25,899,795)
Provision for Income Taxes	(1,563,029)	-	(1,563,029)
Net Loss	$(10,198,872)	$(14,137,894)	$(24,336,767)

Basic Loss Per Share	$(0.16)		$(0.37)
Diluted Loss Per Share	$(0.16)		$(0.37)

Weighted Average Number of Common Shares Outstanding - Basic	65,335,954		65,335,954
Weighted Average Number of Common Shares Outstanding - Diluted	65,335,954		65,335,954

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restated consolidated balance sheets and consolidated statements of operations as of and for the year ended August 31, 2017 are as follows:

	August 31, 2017	Restatement Adjustment	August 31, 2017
	(As Reported)		(As Restated)
ASSETS
Current Assets
Cash	$916,984	$-	$916,984
Accounts receivable, net of allowance	1,695,303	-	1,695,303
Prepaid expenses and other current assets	1,625,689	-	1,625,689
Inventory	3,754,171	-	3,754,171
Total Current Assets	7,992,147	-	7,992,147
Goodwill	34,247,344	(1,258,265)	32,989,080
Intangible assets, net	3,730,287	-	3,730,287
Deposits	50,235	-	50,235
Deferred tax asset	30,081	-	30,081
Property and equipment, net	931,763	-	931,763
Total Assets	$46,981,857	$(1,258,265)	$45,723,592
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,039,889	$-	$1,039,889
Accrued expenses and other current liabilities	993,186	-	993,186
Contingent consideration payable	1,820,000	9,007,824	10,827,824
Notes payable - current portion	689,450	-	689,450
Total Current Liabilities	4,542,525	9,007,824	13,550,349
Long-Term Debt
Deferred tax liability	1,424,173	-	1,424,173
Notes payable	34,513	-	34,513
Total Long-Term Liabilities	1,458,686	-	1,458,686
Total Liabilities	6,001,211	9,007,824	15,009,035
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-	-
Common stock, $0.001 par value, 265,000,000 shares authorized, 58,607,066 shares issued and outstanding	58,607	-	58,607
Additional paid-in capital	41,529,283	(11,852,400)	29,676,883
Retained earnings (Accumulated deficit)	(607,244)	1,586,311	979,067
Total stockholders' equity	40,980,646	(10,266,089)	30,714,557
Total Liabilities and Stockholders’ Equity	$46,981,857	$(1,258,265)	$45,723,592

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended August 31, 2017	Restatement Adjustment	Year Ended August 31, 2017
	(As Reported)		(As Restated)
Net Revenue	$18,799,169	$-	$18,799,169
Cost of Goods Sold	11,639,161	-	11,639,161
Gross Profit	7,160,008	-	7,160,008
Operating Expenses:
Depreciation and amortization	300,841	-	300,841
Selling, general and administrative	6,478,808	-	6,478,808
Change in fair value of contingent consideration payable	-	(1,586,311)	(1,586,311)
Total Operating Expenses	6,779,649	(1,586,311)	5,193,338
Income From Operations	380,359	1,586,311	1,966,670
Other Income (Expenses)
Other income (expense)	(85,166)	-	(85,166)
Interest expense	(6,647)	-	(6,647)
Total Other Income (Expenses)	(91,813)	-	(91,813)
Income Before Income Taxes	288,546	1,586,311	1,874,857
Provision For Income Taxes	219,082	-	219,082
Net Income	$69,464	$1,586,311	$1,655,775

Basic Income Per Share	$0.00		$0.03
Diluted Income Per Share	$0.00		$0.03

Weighted Average Number of Common Shares Outstanding - Basic	52,430,070		52,430,070
Weighted Average Number of Common Shares Outstanding - Diluted	58,429,683		58,429,683

NOTE 3 – ACQUISITION OF CMP WELLNESS

On May 1, 2017 (“Merger Date”), the Company and KBCMP, Inc., a Delaware corporation and newly formed wholly-owned subsidiary of the Company (“Merger Sub”), entered into an Agreement of Merger (the “Merger Agreement”) with Lancer West Enterprises, Inc., a California corporation and Walnut Ventures, a California corporation, pursuant to which each of Lancer West Enterprises, Inc. and Walnut Ventures were merged with and into Merger Sub, with Merger Sub as the surviving corporation, resulting in the Company’s indirect acquisition of CMP Wellness, LLC, a California limited liability company, which prior to the merger, was owned 100% by Lancer West Enterprises, Inc. and Walnut Ventures. Membership interest in CMP was the sole and only asset of Lancer West Enterprises, Inc. and Walnut Ventures (“CMP Wellness” or “CMP”). As a result, CMP Wellness became a wholly-owned subsidiary of the Company. CMP Wellness is a distributor of vaporizers, cartridges and accessories. The Company’s Directors believed the acquisition of CMP Wellness and the product offerings of CMP Wellness leveraged the Company’s existing product development program and provided the Company with the possibility of generating near term revenue and operating cash flow, as well as establishing a commercial platform whereby other cannabis industry-support products may be accessed in the future. Going forward, the existing product offering and other product licensing opportunities, will be the basis of the Company's long-term product portfolio.

CMP’s assets acquired and liabilities assumed are recorded at their acquisition-date fair values. As part of the purchase price allocation, all intangible assets that were a part of the acquisition were identified and valued. It was determined that only non-competition agreements and trade name had separately identifiable intangible values. Trade name represents the CMP product names that the Company intends to continue to use. The deferred income tax liability relates to the tax effect of acquired identifiable intangible assets as such amounts are not deductible for tax purposes. For the acquisition discussed above, goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company determined that the acquisition of CMP resulted in the recognition of goodwill primarily because of synergies unique to the Company and the strength of its acquired workforce.

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

The acquisition consideration consisted of a fixed cash payment of $1,500,000, unsecured promissory notes in the aggregate principal amount of approximately $770,820, having a one-year maturity, and an aggregate of 7,800,000 restricted shares of the Company’s common stock. During the one-year period following the closing, the two sellers of CMP may become entitled to receive up to an additional $1,905,000 in cash, in the aggregate, and 4,740,960 shares of common stock of the Company, in the aggregate, based on the gross profit generated by the CMP product line for the period from May 1, 2017 to April 30, 2018. Per the terms of the Merger Agreement, post-closing adjustments to CMP’s working capital is directly offset to the unsecured promissory notes payable. Management has estimated that the post-closing working capital adjustments amounted to $104,032, which management estimates will result in a decrease of the unsecured promissory notes payable from $770,820 to $666,788. In accordance with ASC 805, management has evaluated the estimated fair value of the contingent consideration based a probability-weighted assessment of the occurrence of CMP reaching certain gross profit earnout targets. The Company initially recorded a contingent liability for the contingent cash consideration of $1,735,375 and the fair value of the contingent equity consideration of $10,763,760. Based on information obtained during the fourth fiscal quarter, the Company revised its estimate of the contingent cash consideration from $1,735,375 to $1,905,000, and its estimate of the contingent equity consideration from $10,763,760 to $11,682,775. As discussed in Note 2, in connection with the Company’s initial acquisition accounting, the Company inadvertently classified the contingent equity consideration as equity. Given that the earnout arrangements allow for a variable number of shares to be issued depending on how the CMP product line performs against the gross profit target, the Company should have classified the contingent equity consideration as a liability until the contingency is resolved. Accordingly, the Company has recorded the changes in the fair value of its contingent consideration within its statements of operations.

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fixed equity consideration received by CMP members was calculated based on the negotiated price per share of common stock of the Company of $2.50, which approximated the quoted market price on the acquisition date. The contingent equity consideration (number of common shares) was also calculated based on the negotiated price per share of common stock of the Company of $2.50, which approximated the quoted market price. The total preliminary acquisition consideration is as follows:

	May 1, 2017 (As initially reported)	Measurement Period Adjustments (1)	August 31, 2017 (As adjusted)
Cash	$1,500,000	$-	$1,500,000
Fair value of common shares issued to CMP members	19,500,000	-	19,500,000
Promissory notes	660,216	6,572	666,788
Estimated fair value contingent cash consideration	1,735,375		1,735,375
Estimated fair value contingent equity consideration	10,763,760		10,763,760
Total estimated acquisition consideration	$34,159,351	$6,572	$34,165,923

(1)	As of August 31, 2017, a measurement period adjustment of $6,572 was recorded, which resulted in an increase of the promissory notes from $660,216 to $666,788.

	May 1, 2017	Measurement Period	August 31, 2017
	(As initially reported)	Adjustments (1)	(As adjusted)
Accounts receivable	$735,513	$-	$735,513
Inventory	655,970	-	655,970
Prepaid expenses	206,874	-	206,874
Fixed assets	1,737	-	1,737
Deposits	6,261	-	6,261
Deferred tax liability	-	(1,354,370)	(1,354,370)
Accounts payable and accrued liabilities	(105,124)	6,572	(98,552)
Total identifiable net assets	1,501,231	(1,347,798)	153,433
Trade name	-	2,600,000	2,600,000
Non-compete	-	800,000	800,000
Goodwill	32,658,120	(2,045,630)	30,612,490
Total fair value of consideration	$34,159,351	$6,572	$34,165,923

(1)	As of August 31, 2017, the Company allocated $2,600,000 and $800,000 to the trade name and non-compete, respectively. The Company also recorded a deferred tax liability of $1,354,370 associated with the CMP acquisition. An additional post-closing adjustment of $6,572 was recorded, which resulted in an increase of the promissory notes from $660,216 to $666,788.

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

	For the Years Ended
	August 31,
	2017	2016
Net Revenue	$25,672,583	$11,375,944
Income from operations	3,241,245	488,886
Net income	2,407,679	431,033

Net income per common share:
Basic	$0.06	$0.01
Diluted	$0.05	$0.01

On July 16, 2018, the Company issued an aggregate of 3,740,960 shares of common stock associated with the contingent equity consideration in accordance with the terms of the Merger Agreement.

NOTE 4 - ACQUISITION OF SUMMIT INNOVATIONS, LLC

On May 2, 2018, the Company completed its acquisition of Summit, a leading distributor of hydrocarbon gases to the legal cannabis industry. Pursuant to the terms of the Merger Agreement with Summit, Summit merged with and into KCH, a wholly-owned subsidiary of the Company, with KCH as the surviving entity.

The acquisition was accounted for using the acquisition method of accounting in accordance with ASC 805. The fixed purchase consideration paid to the Members of Summit at the closing included the Cash Consideration, consisting of an aggregate of $905,231 in cash, net of cash received, $187,849 in cash held back and the Share Consideration, consisting of an aggregate of 1,280,000 shares common stock. The Company held back approximately 640,000 shares of common stock from the Share Consideration for a period of 15 months for potential post-closing working capital and/or indemnification claims relating to, among other things, breaches of representations, warranties and covenants contained in the Merger Agreement. The Members may become entitled to receive contingent equity consideration of up to an additional 1,280,000 shares of common stock, in the aggregate, based on the net revenue performance of the Summit business during a one-year period following the closing.

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value of consideration transferred (based on the $5.59 May 2, 2018 closing price) was as follows:

	May 2, 2018	Measurement Period	August 31, 2018
	(As initially reported)	Adjustments (1)	(As adjusted)
Cash	$945,218	$(39,987)	$905,231
Cash held back	500,000	(312,151)	187,849
Fair value of common shares issued to Summit members	3,577,600	-	3,577,600
Fair value common shares held back	3,577,600	(761,521)	2,816,079
Fair value contingent consideration payable in common shares	7,155,200	-	7,155,200
Total	$15,755,618	$(1,113,659)	$14,641,959

(1)	As of August 31, 2018, the Company recorded measurement period adjustments to decrease cash held back from $500,000 to $187,849 and decrease cash, net of cash acquired, from $945,218 to $905,231.

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed:

	May 2, 2018	Measurement Period	August 31, 2018
	(As initially reported)	Adjustments (1)	(As adjusted)
Accounts receivable, net of allowance	$470,670	$(252,436)	$218,234
Prepaid expenses and other current assets	86,626	-	86,626
Inventory	237,000	-	237,000
Property and equipment, net	648,770	-	648,770
Accounts payable	(1,376,531)	102,938	(1,273,593)
Accrued expenses and other current liabilities	(358,035)	-	(358,035)
Notes payable	(986,816)	-	(986,816)
Total identifiable net assets	(1,278,317)	43,359	(1,234,958)
Non-compete	-	620,000	620,000
Goodwill	17,033,935	(1,584,162)	15,449,773
Total fair value of consideration	$15,755,618	$(980,367)	$14,641,959

(1)	As of August 31, 2018, the Company recorded measurement period adjustments to allocate $620,000 to the non-compete, decrease accounts receivable, net of allowance, from $470,670 to $218,234 and decrease accounts payable from $1,376,531 to $1,273,593.

As discussed in Note 2, in connection with the Company’s initial acquisition accounting, the Company inadvertently classified the contingent equity consideration as equity. Given that the earnout arrangements allow for a variable number of shares to be issued depending on how the Summit business performs against the revenue target, the Company should have classified the contingent equity consideration as a liability until the contingency is resolved. Accordingly, the Company has recorded the changes in the fair value of its contingent consideration within its statements of operations.

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

	Year Ended	Year Ended
	August 31, 2018	August 31, 2017
	Unaudited	Unaudited
Total revenues	$56,949,946	$19,017,538
Net loss	$(26,085,642)	$1,457,753
Loss per share:
Basic	$(0.40)	$0.03
Diluted	$(0.40)	$0.02

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - ACQUISITION OF THE HYBRID CREATIVE, LLC

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

The acquisition was accounted for using the acquisition method of accounting in accordance with ASC 805. The fixed consideration paid to the Members of Hybrid at the closing included the Cash Consideration, consisting of an aggregate of $847,187 in cash, net of cash received, $82,106 in cash held back and the Share Consideration, consisting of an aggregate of 360,000 shares common stock. The Company held back $82,106 of the Cash Consideration and 162,000 shares of common stock from the Share Consideration until January 1, 2019 in connection with certain representations and warranties. The Members may become entitled to receive cash contingent consideration of up to $485,000, and up to 212,858 common shares of equity consideration, based primarily on the net revenue performance of the Hybrid business during the period September 1, 2018 through August 31, 2019.

The total purchase price (based on the $5.22 July 11, 2018 closing price) was as follows:

August 31, 2018
Cash	$847,186
Cash held back	82,106
Fair value of common shares issued to Hybrid members	1,879,200
Fair value of contingent cash consideration	450,000
Estimated fair value of contingent equity consideration	920,000
Total estimated acquisition consideration	$4,178,492

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed:

August 31, 2018
Accounts receivable, net of allowance	$33,145
Prepaid expenses and other current assets	756
Deposits	4,700
Accounts payable	(86,275)
Accrued expenses and other current liabilities	(277,718)
Notes payable	(234,616)
Total identifiable net assets	(560,008)
Non-compete	910,000
Goodwill	3,828,500
Total fair value of consideration	$4,178,492

As discussed in Note 2, in connection with the Company’s initial acquisition accounting, the Company inadvertently classified the contingent equity consideration as equity. Given that the earnout arrangements allow for a variable number of shares to be issued depending on how the Hybrid business performs against the revenue target, the Company should have classified the contingent equity consideration as a liability until the contingency is resolved. Accordingly, the Company has recorded the changes in the fair value of its contingent consideration within its statements of operations.

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

	Year Ended	Year Ended
	August 31, 2018	August 31, 2017
	Unaudited	Unaudited
Total revenues	$53,068,530	$19,922,289
Net loss	$(24,865,344)	$1,624,687
Loss per share:
Basic	$(0.38)	$0.03
Diluted	$(0.38)	$0.03

NOTE 6 – CONCENTRATIONS OF RISK

Supplier Concentrations

The Company purchases inventory from various suppliers and manufacturers. For the years ended August 31, 2018 and 2017, two vendors accounted for approximately 56% and 22%, respectively, of total inventory purchases.

Customer Concentrations

During the years ended August 31, 2018 and 2017, there were no customers which represented over 10% of the Company’s revenues.

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED-PARTY TRANSACTIONS

The Company leases its California and Colorado facilities from related parties. During the years ended August 31, 2018 and 2017, the Company made rent payments of $214,760 and $202,800, respectively, to these related parties.

NOTE 8 – PROPERTY AND EQUIPMENT

The major classes of fixed assets consist of the following as of August 31, 2018 and 2017:

	August 31,	August 31,
	2018	2017
Machinery and equipment	$2,155,650	$886,608
Vehicles	380,893	144,845
Office Equipment	385,627	118,387
Leasehold improvements	1,318,805	71,545
Gas Tanks - Summit	782,134	-
	5,023,109	1,221,385
Accumulated Depreciation	(888,019)	(289,622)
	$4,135,090	$931,763

Depreciation expense was $401,250 and $177,139 for the years ended August 31, 2018 and 2017, respectively.

NOTE 9 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following as of August 31, 2018 and 2017:

		As of August 31, 2018			As of August 31, 2017
	Weighted
	Average
	Estimated	Gross			Gross
	Useful	Carrying	Accumulated	Net	Carrying	Accumulated	Net
Description	Life	Value	Amortization	Amount	Value	Amortization	Amount
Domain name	5 years	$598,605	$(166,530)	$432,075	$589,284	$(47,886)	$541,398
Trade name	6 years	2,600,000	(577,778)	2,022,222	2,600,000	(144,444)	2,455,556
Non-compete agreement	4 years	2,370,000	(336,882)	2,033,118	800,000	(66,667)	733,333
		$5,568,605	$(1,081,190)	$4,487,415	$3,989,284	$(258,997)	$3,730,287

Amortization expense was $822,193 and $258,997 for the years ended August 31, 2018 and 2017, respectively.

The estimated remaining amortization expense for each of the five succeeding fiscal years:

Year ended August 31,
2019	$931,732
2020	931,732
2021	931,732
2022	931,732
2023	423,452
Thereafter	337,035
$4,487,415

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the changes in the carrying amount of goodwill for the fiscal years ended August 31, 2018 and 2017:

Goodwill (Restated)
Balance - August 31, 2016	$2,376,589
CMP acquisition	30,612,490
Balance - August 31, 2017	32,989,079
Summit acquisition	15,449,773
Hybrid acquisition	3,828,500
Balance - August 31, 2018	$52,267,352

NOTE 10 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	August 31,	August 31,
	2018	2017
Customer deposits	$768,908	$319,492
Accrued compensation	992,747	245,975
Income tax payable	-	219,082
Credit card liabilities	234,780	142,157
Deferred revenue	105,917	-
Sales tax payable	432,491	17,182
Other accrued expenses	473,542	49,298
	$3,008,385	$993,186

NOTE 11 – NOTES PAYABLE

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
$233,705

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - LOAN AGREEMENT

On November 16, 2017, the Company and KIM as borrowers, and all of the Company’s other subsidiaries, as credit parties, entered into a Loan and Security Agreement (the “Loan Agreement”) with Gerber Finance Inc., as lender (“Gerber”), effective as of November 6, 2017. The Loan Agreement provides a secured revolving credit facility (the “Revolving Line”) in an aggregate principal amount of up to $2.0 million at any time outstanding, of which $918,124 was outstanding on August 31, 2018. Under the original terms of the Loan Agreement, the principal amount of loans, plus the face amount of any outstanding letters of credit, at any time outstanding cannot exceed up to 85% of the Company’s eligible receivables minus reserves. Under the terms of the Loan Agreement, the Company may also request letters of credit from Gerber. The proceeds of the loans under the Loan Agreement will be used for working capital and general corporate purposes. The Revolving Line has a maturity date of November 6, 2019. Borrowings under the Revolving Line accrues interest at a rate based on the prime rate as customarily defined, plus a margin of 3.0%. On March 8, 2018, the Company and KIM entered into an amendment to the Loan Agreement with Gerber. Pursuant to this amendment, the aggregate principal amount of the Revolving Line at any time outstanding was increased to $4.0 million and the principal amount of loans, plus the face amount of any outstanding letters of credit, at any time outstanding cannot exceed the lesser of (i) 40% of the value of certain inventory and (ii) 50% of certain accounts receivable. In April 2019, The Company obtained a waiver of Non-compliance with certain covenant violations associated with the restatements noted in Note 2.

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

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS - RESTATED

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

The following table details the fair value measurement within the fair value hierarchy of the Company’s financial instruments, which includes the Level 3 liabilities:

	Fair Value at August 31, 2018 (Restated)
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration payable	$5,488,409	$-	$-	$5,488,409
Warrant liability	14,430,000	-	-	14,430,000
Total liabilities	$19,918,409	$-	$-	$19,918,409

	Fair Value at August 31, 2017 (Restated)
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration payable	$10,827,824	$-	$-	$10,827,824
Total liabilities	$10,827,824	$-	$-	$10,827,824

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the restated activity for the Company’s contingent acquisition liabilities measured at fair value using Level 3 inputs:

Total
As of August 31, 2016	$-
Acquisition of CMP	12,499,135
Change in Fair Value	(1,291,651)
As of May 31, 2017	11,207,484
Change in Fair Value	(294,660)
Cash Payment	(85,000)
As of August 31, 2017	10,827,824
Change in Fair Value	4,456,502
Cash Payment	(85,000)
As of November 30, 2017	15,199,326
Change in Fair Value	6,684,754
Cash Payment	(85,000)
As of February 28, 2018	21,799,080
Change in Fair Value	7,041,229
Settled in shares - CMP	(26,217,509)
Acquisition of Summit	7,155,200
As of May 31, 2018	9,778,000
Cash Payment	(1,650,000)
Acquisition of Hybrid Creative	1,405,000
Change in Fair Value	(4,044,591)
As of August 31, 2018	$5,488,409

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the contingent acquisition liabilities is evaluated each reporting period using projected financial results, discount rates, and projected timing of settlement. Projected contingent payment amounts are discounted back to the current period using a discount rate. Projected financial results are based on the Company’s most recent internal operational budgets and long-range strategic plans. Increases in projected financial results will result in higher fair value measurements. Increases in discount rates and the time to payment will result in lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement.

The weighted-average of the discount rates used were 17% and 19% - 26% as of August 31, 2018 and 2017, respectively. The projected year of payment ranges from 2019 to 2023.

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

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – INCOME TAXES

For financial reporting purposes, income before income taxes for fiscal 2018 and 2017 includes the following components:

	For the Year Ended August 31,
	2018	2017
	(As Restated)
Pre-tax income (loss):	$(25,899,796)	$1,874,857
Income (loss) before income taxes (benefit)	$(25,899,796)	$1,874,857

The components of the provision for income taxes for fiscal 2018 and 2017 are as follows:

	For the Year Ended August 31,
	2018	2017
Current
Federal tax	$-	$111,611
State tax	4,800	107,471
Total	$4,800	$219,082

Deferred
Federal tax	(1,190,387)	-
State tax	(377,442)	-
Total	(1,567,829)	-
Total tax provision	$(1,563,029)	$219,082

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

The income tax benefit differs from the amount computed by applying the federal income tax rate to net earnings before income taxes. The provision for income tax consists of the following:

	For the Year Ended August 31,
	2018	2017
	(As Restated)
Federal income tax/benefit attributable to:
Income tax provision at statutory rate	$(6,561,281)	$699,887
Non-deductible entertainment	24,659	11,121
Penalties	5,553	7,310
Warrants	327,548	-
Change in fair value	233,067	-
State taxes, net of federal benefit	302,486	177,355
Stock-based and other compensation	342,098	126,734
Other	(139,828)	-
Impact of the Tax Cuts and Jobs Act	(430,203)	-
Reorganization costs	57,105	54,884
Change in Contingent Consideration Payable	3,581,129	(597,018)
Less: valuation of allowance	694,638	-
Less: utilization of allowance	-	(261,160)
Income tax expense (benefit)	$(1,563,029)	$219,082

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

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 18 – QUARTERLY INFORMATION (UNAUDITED)

As described in Note 2 to the Consolidated Financial Statements, we have restated our historical consolidated financial statements for the previously issued years ended August 31, 2018 and 2017 and consolidated interim financial statements as of May 31, 2017, November 30, 2017, February 28, 2018 and May 31, 2018 and for the periods then ended to the corresponding restated financial statements.

The following quarterly financial information reflects the impacts of the restatement adjustments relating to the change in contingent consideration payable for the periods ended May 31, 2017, November 30, 2017, February 28, 2018 and May 31, 2018.

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restated condensed consolidated balance sheets and consolidated statements of operations as of and for the periods ended May 31, 2017 are as follows:

	May 31, 2017	Restatement Adjustment	May 31, 2017
	(As Reported)		(As Restated)
ASSETS
Current assets
Cash	$726,692	$-	$726,692
Accounts receivable, net of allowance	1,561,117	-	1,561,117
Prepaid expenses and other current assets	1,186,885	-	1,186,885
Inventory	3,130,246	-	3,130,246
Total current assets	6,604,940	-	6,604,940
Goodwill	35,034,710	-	35,034,710
Intangible assets, net	1,086,863	-	1,086,863
Deposits	46,860	-	46,860
Property and equipment, net	928,483	-	928,483
Total assets	$43,701,856	$-	$43,701,856
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,108,769	$-	$1,108,769
Accrued expenses and other current liabilities	644,437	-	644,437
Contingent consideration payable	-	9,472,109	9,472,109
Notes payable - current portion	682,406	-	682,406
Total current liabilities	2,435,612	9,472,109	11,907,721
Long-term debt
Notes payable	1,825,910	-	1,825,910
Total liabilities	4,261,522	9,472,109	13,733,631
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-	-
Common stock, $0.001 par value, 265,000,000 shares authorized, 58,280,739 shares issued and outstanding	58,281	-	58,281
Additional paid-in capital	40,210,306	(10,763,760)	29,446,546
Accumulated deficit	(828,253)	1,291,651	463,398
Total stockholders' equity	39,440,334	(9,472,109)	29,968,225
Total liabilities and stockholder’s equity	$43,701,856	$-	$43,701,856

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended May 31, 2017	Restatement Adjustment	Three Months Ended May 31, 2017	Nine Months Ended May 31, 2017	Restatement Adjustment	Nine Months Ended May 31, 2017
	(As Reported)		(As Restated)	(As Reported)		(As Restated)
Net Revenue	$4,719,477	$-	$4,719,477	$10,161,813	$-	$10,161,813
Cost of goods sold	3,156,290	-	3,156,290	6,706,272	-	6,706,272
Gross profit	1,563,187	-	1,563,187	3,455,541	-	3,455,541
Operating expenses
Depreciation and amortization	28,816	-	28,816	48,294	-	48,294
Stock compensation expense	259,417	-	259,417	522,226	-	522,226
Selling, general and administrative	1,266,215	-	1,266,215	3,008,134	-	3,008,134
Change in contingent consideration payable	-	(1,291,651)	(1,291,651)	-	(1,291,651)	(1,291,651)
Total operating expenses	1,554,448	(1,291,651)	262,797	3,578,654	(1,291,651)	2,287,003
Income (loss) from operations	8,739	1,291,651	1,300,390	(123,113)	1,291,651	1,168,538
Other income (expenses)
Other income (expense)	-	-	-	(23,944)	-	(23,944)
Interest expense	(2,620)	-	(2,620)	(4,488)	-	(4,488)
Total other income (expenses)	(2,620)	-	(2,620)	(28,432)	-	(28,432)
Income (loss) before income taxes	6,119	1,291,651	1,297,770	(151,545)	1,291,651	1,140,106
Provision for income taxes	-	-	-	-	-	-
Net income (loss)	$6,119	$1,291,651	$1,297,770	$(151,545)	$1,291,651	$1,140,106

Basic income (loss) per share	$0.00		$0.03	$(0.00)		$0.02
Diluted income (loss) per share	$0.00		$0.02	$(0.00)		$0.02

Weighted average number of common shares outstanding - basic	51,805,930		51,805,930	50,458,416		51,805,930
Weighted average number of common shares outstanding - diluted	53,334,232		53,334,232	50,458,416		53,334,232

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restated condensed consolidated balance sheet and consolidated statement of operations for the period ended November 30, 2017 are as follows:

	November 30, 2017	Restatement Adjustment	November 30, 2017
	(As Reported)		(As Restated)
ASSETS
Current assets
Cash	$5,549,431	$-	$5,549,431
Accounts receivable, net of allowance	2,764,713	-	2,764,713
Prepaid expenses and other current assets	3,146,759	-	3,146,759
Inventory	3,850,678	-	3,850,678
Total current assets	15,311,581	-	15,311,581
Goodwill	34,247,344	(1,258,265)	32,989,079
Intangible assets, net	3,586,489	-	3,586,489
Deposits	50,235	-	50,235
Deferred tax asset	30,081	-	30,081
Property and equipment, net	924,872	-	924,872
Total assets	$54,150,602	$(1,258,265)	$52,892,337
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,889,378	$-	$1,889,378
Accrued expenses and other current liabilities	1,264,054	-	1,264,054
Contingent consideration payable	1,735,000	13,464,326	15,199,326
Notes payable - current portion	358,253	-	358,253
Line of credit - current portion	1,500,000	-	1,500,000
Total current liabilities	6,746,685	13,464,326	20,211,011
Long-term debt
Deferred tax liability	1,424,173	-	1,424,173
Notes payable	26,820	-	26,820
Total liabilities	8,197,678	13,464,326	21,662,004
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-	-
Common stock, $0.001 par value, 265,000,000 shares authorized, 60,006,178 shares issued and outstanding	60,006	-	60,006
Additional paid-in capital	43,841,497	(11,852,400)	31,989,097
Stock payables	2,564,050	-	2,564,050
Accumulated deficit	(512,629)	(2,870,191)	(3,382,820)
Total stockholders' equity	45,952,924	(14,722,591)	31,230,333
Total liabilities and stockholders’ equity	$54,150,602	$(1,258,265)	$52,892,337

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended November 30, 2017	Restatement Adjustment	Three Months Ended November 30, 2017
	(As Reported)		(As Restated)
Net Revenue	$8,847,115	$-	$8,847,115
Cost of goods sold	6,162,120	-	6,162,120
Gross profit	2,684,995	-	2,684,995
Operating expenses:
Depreciation and amortization	201,814	-	201,814
Stock compensation expense	381,743	-	381,743
Selling, general and administrative	1,949,995	-	1,949,995
Change in contingent consideration payable	-	4,456,503	4,456,503
Total operating expenses	2,533,552	4,456,503	6,990,055
Income from operations	151,443	(4,456,503)	(4,305,060)
Other income (expenses):
Interest expense	(2,413)	-	(2,413)
Total other income (expenses)	(2,413)	-	(2,413)
Income (loss) before income taxes	149,030	(4,456,503)	(4,307,473)
Provision for income taxes	54,415	-	54,415
Net income (loss)	$94,615	$(4,456,503)	$(4,361,888)

Basic income (loss) per share	$0.00		$(0.07)
Diluted income (loss) per share	$0.00		$(0.07)

Weighted average number of common shares outstanding - basic	59,194,323		59,194,323
Weighted average number of common shares outstanding - diluted	65,908,368		59,194,323

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restated condensed consolidated balance sheet and consolidated statements of operations for the periods ended February 28, 2018 are as follows:

	February 28, 2018	Restatement Adjustment	February 28, 2018
	(As Reported)		(As Restated)
ASSETS
Current assets
Cash	$7,059,922	$-	$7,059,922
Accounts receivable, net of allowance	3,896,196	-	3,896,196
Prepaid expenses and other current assets	4,204,253	-	4,204,253
Inventory	7,259,369	-	7,259,369
Total current assets	22,419,740	-	22,419,740
Goodwill	34,247,344	(1,258,265)	32,989,079
Intangible assets, net	3,363,536	-	3,363,536
Deposits	191,423	-	191,423
Deferred tax asset	30,081	-	30,081
Property and equipment, net	1,077,160	-	1,077,160
Total assets	$61,329,284	$(1,258,265)	$60,071,019
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,161,169	$-	$3,161,169
Accrued expenses and other current liabilities	1,184,240	-	1,184,240
Contingent consideration payable	1,650,000	20,149,080	21,799,080
Notes payable - current portion	354,613	-	354,613
Line of credit - current portion	742,504	-	742,504
Total current liabilities	7,092,526	20,149,080	27,241,606
Long-term debt
Deferred tax liability	1,151,536	-	1,151,536
Notes payable	27,447	-	27,447
Total liabilities	8,271,509	20,149,080	28,420,589
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-	-
Common stock, $0.001 par value, 265,000,000 shares authorized, 63,624,114 shares issued and outstanding	63,624	-	63,624
Additional paid-in capital	54,397,094	(11,852,400)	42,544,694
Stock payables	30,000	-	30,000
Accumulated deficit	(1,432,943)	(9,554,945)	(10,987,888)
Total stockholders' equity	53,057,775	(21,407,345)	31,650,430
Total liabilities and stockholders’ equity	$61,329,284	$(1,258,265)	$60,071,019

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended February 28, 2018	Restatement Adjustment	Three Months Ended February 28, 2018	Six Months Ended February 28, 2018	Restatement Adjustment	Six Months Ended February 28, 2018
	(As Reported)		(As Restated)	(As Reported)		(As Restated)
Revenue	$10,361,376	$-	$10,361,376	$19,208,491	$-	$19,208,491
Cost of goods sold	7,450,732	-	7,450,732	13,612,854	-	13,612,854
Gross profit	2,910,644	-	2,910,644	5,595,637	-	5,595,637
Operating expenses
Depreciation and amortization	205,757	-	205,757	407,572	-	407,572
Stock compensation expense	1,026,928	-	1,026,928	1,408,671	-	1,408,671
Selling, general and administrative	2,557,929	-	2,557,929	4,507,921	-	4,507,921
Change in fair value of contingent consideration payable	-	6,684,754	6,684,754	-	11,141,257	11,141,257
Total operating expenses	3,790,614	6,684,754	10,475,368	6,324,164	11,141,257	17,465,421
Loss from operations	(879,970)	(6,684,754)	(7,564,724)	(728,527)	(11,141,257)	(11,869,784)
Other income (expenses)
Interest expense	(28,581)	-	(28,581)	(30,994)	-	(30,994)
Total other income (expenses)	(28,581)	-	(28,581)	(30,994)	-	(30,994)
Loss before income taxes	(908,551)	(6,684,754)	(7,593,305)	(759,521)	(11,141,257)	(11,900,778)
Provision for income taxes	11,763	-	11,763	66,178	-	66,178
Net Loss	$(920,314)	$(6,684,754)	$(7,605,068)	$(825,699)	$(11,141,257)	$(11,966,956)

Basic loss per share	$(0.01)		$(0.12)	$(0.01)		$(0.20)
Diluted loss per share	$(0.01)		$(0.12)	$(0.01)		$(0.20)

Weighted average number of common shares outstanding - basic	62,155,608		62,155,608	60,614,074		60,614,074
Weighted average number of common shares outstanding - diluted	62,155,608		62,155,608	60,614,074		60,614,074

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restated condensed consolidated balance sheet and consolidated statements of operations for the periods ended May 31, 2018 are as follows:

	May 31, 2018	Restatement Adjustment	May 31, 2018
	(As Reported)		(As Restated)
ASSETS
Current assets
Cash	$3,574,430	$-	$3,574,430
Accounts receivable, net of allowance	6,285,310	-	6,285,310
Prepaid expenses and other current assets	6,736,528	-	6,736,528
Inventory	10,059,200	-	10,059,200
Total current assets	26,655,468	-	26,655,468

Goodwill	51,281,279	(1,258,265)	50,023,014
Intangible assets, net	3,175,583	-	3,175,583
Deposits	621,723	-	621,723
Deferred tax asset	30,081	-	30,081
Property and equipment, net	2,778,796	-	2,778,796
Total assets	$84,542,930	$(1,258,265)	$83,284,665

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,675,579	$-	$3,675,579
Accrued expenses and other current liabilities	2,494,794	500,000	2,994,794
Contingent consideration payable	2,150,000	7,628,000	9,778,000
Notes payable - current portion	145,413	-	145,413
Line of credit - current portion	2,433,907	-	2,433,907
Total current liabilities	10,899,693	8,128,000	19,027,693

Long-term liabilities:
Deferred tax liability	1,151,536	-	1,151,536
Notes payable	185,772	-	185,772
Total long-term liabilities	1,337,308	-	1,337,308
Total liabilities	12,237,001	8,128,000	20,365,001

Stockholders’ equity
Preferred stock, $0.001 par value, 10,0000,000 shares authorized, no shares issued and outstanding	-	-	-
Common stock, $0.001 par value, 265,000,000 shares authorized, 66,389,529 shares issued and outstanding	66,389	-	66,389
Additional paid-in capital	75,838,222	7,209,909	83,048,131
Accumulated deficit	(3,598,682)	(16,596,174)	(20,194,856)
Total stockholders' equity	72,305,929	(9,386,265)	62,919,664
Total liabilities and stockholders’ equity	$84,542,930	$(1,258,265)	$83,284,665

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended May 31, 2018	Restatement Adjustment	Three Months Ended May 31, 2018	Nine Months Ended May 31, 2018	Restatement Adjustment	Nine Months Ended May 31, 2018
	(As Reported)		(As Restated)	(As Reported)		(As Restated)
Revenue	$12,904,609	$-	$12,904,609	$32,113,100	$-	$32,113,100
Cost of goods sold	9,246,879	-	9,246,879	22,859,731	-	22,859,731
Gross profit	3,657,730	-	3,657,730	9,253,369	-	9,253,369
Operating expenses
Depreciation and amortization	258,837	-	258,837	666,409	-	666,409
Stock compensation expense	495,897	-	495,897	1,904,568	-	1,904,568
Selling, general and administrative	4,987,374	-	4,987,374	9,495,295	-	9,495,295
Change in fair value of contingent consideration payable	-	7,041,229	7,041,229	-	18,182,485	18,182,485
Total operating expenses	5,742,108	7,041,229	12,783,337	12,066,272	18,182,485	30,248,757
Loss from operations	(2,084,378)	(7,041,229)	(9,125,607)	(2,812,903)	(18,182,485)	(20,995,388)
Other income (expenses)
Interest expense	(81,362)	-	(81,362)	(112,357)	-	(112,357)
Total other income (expenses)	(81,362)	-	(81,362)	(112,357)	-	(112,357)
Loss before income taxes	(2,165,740)	(7,041,229)	(9,206,969)	(2,925,260)	(18,182,485)	(21,107,745)
Provision for income taxes	-	-	-	66,178	-	66,178
Net loss	$(2,165,740)	$(7,041,229)	$(9,206,969)	$(2,991,438)	$(18,182,485)	$(21,173,923)

Basic loss per share	$(0.03)		$(0.14)	$(0.05)		$(0.34)
Diluted loss per share	$(0.03)		$(0.14)	$(0.05)		$(0.34)

Weighted average number of common shares outstanding - basic	64,680,419		64,680,419	61,995,107		61,995,107
Weighted average number of common shares outstanding - basic	64,680,419		64,680,419	61,995,107		61,995,107

The effects of the adjustments did not impact operating activities, investing activities or financing activities reported in the statement of cash flows for the periods presented below.

NOTE 19 – SUBSEQUENT EVENTS

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

Date: April 11, 2019

By:	/s/ Nicholas Kovacevich
Nicholas Kovacevich
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Nicholas Kovacevich
Nicholas Kovacevich	Chairman and Chief Executive Officer	April 11, 2019
(principal executive officer)

/s/ Christopher Tedford
Christopher Tedford	Chief Financial Officer	April 11, 2019
(principal financial and accounting officer)

/s/ Eric Baum	Director
Eric Baum		April 11, 2019

/s/ Barbara Goodstein	Director
Barbara Goodstein		April 11, 2019

/s/ Dallas Imbimbo	Director
Dallas Imbimbo		April 11, 2019

/s/ Donald Hunter	Director
Donald Hunter		April 11, 2019

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit Number	Description of Exhibit
2.1(1)	Stock Purchase Agreement dated as of March 4, 2014, by and among Dallas Imbimbo, Nicholas Kovacevich, Jeffrey Meng, John Kovacevich and KushCo Holdings, Inc.
2.2†(2)	Merger Agreement dated as of May 1, 2017 by and among KushCo Holdings, Inc., KBCMP, Inc., Lancer West Enterprises, Inc., Walnut Ventures, Jason Manasse, and Theodore Nicols
2.3†(7)	Agreement and Plan of Merger, dated April 10, 2018, by and among KushCo Holdings, Inc., KCH Energy, LLC, Summit Innovations, LLC and Mark Driver.
2.4(9)	Amendment to Agreement and Plan of Merger, dated May 2, 2018, by and among KushCo Holdings, Inc., KCH Energy, LLC, Summit Innovations, LLC and Mark Driver.
3.1(12)	Amended and Restated Articles of Incorporation of KushCo Holdings, Inc. filed with the Secretary of State of Nevada on August 29, 2018
3.2(1)	Bylaws of KushCo Holdings, Inc.
4.1(10)	Form of Warrant dated June 12, 2018.
10.1(1)	Sublease Agreement dated as of August 1, 2012, by and between 3 Kings Ventures and KushCo Holdings, Inc.
10.2(1)	Equity Purchase Agreement dated as of April 10, 2015 by and between KushCo Holdings, Inc. and members of Dank Bottles, LLC
10.3#(3)	Offer Letter dated as of July 3, 2017 by and between KushCo Holdings, Inc. and Jim McCormick
10.4(4)	Loan and Security Agreement by and among Gerber Finance Inc., KushCo Holdings, Inc., Kim International Corporation, Dank Bottles, LLC, KBCMP, Inc. and CMP Wellness, LLC, effective as of November 6, 2017
10.5#(5)	Separation Agreement dated as of January 12, 2018 by and between KushCo Holdings, Inc. and Ben Wu
10.6(5)	Consulting Agreement dated as of January 19, 2018 by and between KushCo Holdings, Inc. and Ben Wu
10.7(8)	First Amendment to Loan and Security Agreement dated as of March 8, 2018 by and among Gerber Finance Inc., KushCo Holdings, Inc. and Kim International Corporation.
10.8(10)	Form of Securities Purchase Agreement dated June 7, 2018.
10.9(10)	Placement Agency Agreement dated June 7, 2018, by and between KushCo Holdings, Inc. and A.G.P./Alliance Global Partners.
10.10#(11)	KushCo Holdings, Inc. 2016 Stock Incentive Plan, as amended
10.11(13)	Asset Purchase Agreement, dated September 21, 2018, by and among KushCo Holdings, Inc. and Smoke Cartel, Inc.
10.12(14)	Second Amendment to Loan and Security Agreement dated as of November 9, 2018 by and among Gerber Finance Inc., KushCo Holdings, Inc. and Kim International Corporation.
10.13(16)	Lease dated February 9, 2017 by and between KIM International Corporation and ZUREIT Holdings, Ltd.
10.14(16)	Lease dated April 12, 2018 by and between KIM International Corporation and ZUREIT Holdings, Ltd.
10.15#(16)	Amended and Restated Offer Letter by and between KushCo Holdings, Inc. and Jason Vegotsky
10.16#(15)	Offer Letter by and between KushCo Holdings, Inc. and Christopher Tedford
14.1(6)	KushCo Holdings, Inc. Code of Business Conduct and Ethics
18.1(16)	Preferability Letter of RBSM LLP, dated November 28, 2018
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

1.	Previously filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form 10 (filed May 29, 2015) and incorporated by reference thereto.
2.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed May 4, 2017) and incorporated by reference thereto.
3.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed August 3, 2017) and incorporated by reference thereto.
4.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed November 21, 2017) and incorporated by reference thereto.
5.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed January 19, 2018) and incorporated by reference thereto.
6.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed March 13, 2018) and incorporated by reference thereto.
7.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed April 10, 2018) and incorporated by reference thereto.
8.	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed April 13, 2018) and incorporated by reference thereto.
9.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed May 3, 2018) and incorporated by reference thereto.
10.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed June 8, 2018) and incorporated by reference thereto.
11.	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed July 13, 2018) and incorporated by reference thereto.
12.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed September 4, 2018) and incorporated by reference thereto.
13.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed September 26, 2018) and incorporated by reference thereto.
14.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed November 14, 2018) and incorporated by reference thereto.
15.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed November 21, 2018) and incorporated by reference thereto.
16.	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed November 29, 2018) and incorporated by reference thereto.

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