Form 10-Q/A
period 2018-11-30
KushCo Holdings, Inc.
filed 2019-04-11
CIK 1604627

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

 (Amendment No. 1)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 88,017,716 shares outstanding as of April 8, 2019.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to Form 10-Q for the fiscal quarter ended November 30, 2018, amends KushCo Holdings, Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2018, which was originally filed with the Securities and Exchange Commission on January 8, 2019 (the “Original Filing”).

In connection with the preparation of the Company’s condensed consolidated interim financial statements as of and for the fiscal quarter ended February 28, 2019, the Company identified inadvertent errors in the accounting for certain shared-settled contingent consideration obligations relating to the Company’s acquisition of CMP Wellness in May 2017, Summit Innovations in May 2018, and Hybrid Creative in July 2018.  In connection with those acquisitions, contingent equity consideration relating to certain earn-out arrangements were accounted for as equity. Upon further evaluation, the Company determined that the share-settled contingent consideration obligations should have been accounted for as liabilities and adjusted to fair value each reporting period. Respective changes in the fair value should have been recognized in the Company’s condensed consolidated statements of operations each reporting period.

This amendment is being filed solely to (i) restate the financial statements for the accounting error described above and as further described in Notes 1, 2, 3, 4, 10 and 14 to the financial statements (and make corresponding changes to Risk Factors and the Management’s Discussion and Analysis of Financial Condition and results of Operations sections in this Amendment) and (ii) amend Item 4 (Controls and Procedures).

Generally, no changes have been made to the Original Filing other than to add the information as described above. This Amendment should be read in conjunction with the Original Filing. This amendment speaks as of the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as required to reflect the revisions discussed above.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management and information currently available to management. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology.

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

Any forward-looking statements in this Quarterly Report on Form 10-Q/A reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q/A, Part I, Item 1A. “Risk Factors” in Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2018 and our other filings with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

KUSHCO HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

KUSHCO HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	November 30, 2018	August 31, 2018
	(As Restated)	(As Restated)
	(Unaudited)
ASSETS
Current assets
Cash	$3,028,436	$13,466,807
Accounts receivable, net of allowance	10,339,293	8,600,959
Prepaid expenses and other current assets	20,070,569	13,623,285
Inventory, net	17,373,565	11,813,755
Total Current assets	50,811,863	47,504,806

Goodwill	52,267,353	52,267,353
Intangible assets, net	3,822,100	4,487,415
Equity investment	2,326,884	-
Property and equipment, net	4,995,604	4,135,090
Other assets	1,132,504	250,296
Total assets	$115,356,309	$108,644,960
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$7,547,053	$2,821,839
Accrued expenses and other current liabilities	4,590,025	3,008,385
Contingent consideration payable	5,882,675	5,488,410
Notes payable - current portion	117,192	61,685
Line of Credit	6,728,632	918,124
Total current liabilities	24,865,577	12,298,443

Long-term liabilities
Notes payable	338,675	172,021
Warrant liability	14,646,000	14,430,000
Deferred rent	108,479	106,032
Total long-term liabilities	15,093,154	14,708,053
Total liabilities	39,958,731	27,006,496

Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 265,000,000 shares authorized, 78,558,571 and 78,273,124 shares issued and outstanding, respectively	78,559	78,273
Additional paid-in capital	107,256,032	104,917,891
Accumulated deficit	(31,937,014)	(23,357,699)
Total stockholders' equity	75,397,577	81,638,465
Total liabilities and stockholders’ equity	$115,356,309	$108,644,960

 See accompanying notes to the unaudited condensed consolidated financial statements

KUSHCO HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	November 30, 2018	November 30, 2017
	(As Restated)	(As Restated)
Net revenue	$25,319,642	$8,847,115
Cost of goods sold	22,090,504	5,766,576
Gross profit	3,229,138	3,080,539
Operating expenses:
Selling, general and administrative	12,547,638	2,929,096
Gain on disposal of assets	(1,254,414)	-
Change in contingent consideration payable	394,265	4,456,503
Total Operating Expenses	11,687,489	7,385,599
Loss from operations	(8,458,351)	(4,305,060)
Other income (expenses):
Change in fair value of warrant liability	(216,000)	-
Change in fair value of equity investment	536,000	-
Interest expense	(440,963)	(2,413)
Total Other Income (Expenses)	(120,963)	(2,413)
Loss before income taxes	(8,579,315)	(4,307,473)
Provision for income taxes	-	54,415
Net loss	$(8,579,315)	$(4,361,888)

Basic loss per share	$(0.11)	$(0.07)
Diluterd loss per share	$(0.11)	$(0.07)

Weighted average number of common shares outstanding - basic	78,470,987	59,194,323
Weighted average number of common shares outstanding - diluted	78,470,987	59,194,323

See accompanying notes to the unaudited condensed consolidated financial statements

KUSHCO HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(As Restated)

			Additional	Retained Earnings	Total
	Common Shares		Paid-in	(Accumulated	Stockholders'
	Shares Issued	Amount	Capital	Deficit)	Equity
Balances at August 31, 2018	78,273,124	$78,273	$104,917,891	$(23,357,699)	$81,638,465
Stock option exercises	280,971	282	41,219	-	41,501
Stock-based compensation	4,476	4	2,296,922	-	2,296,926
Net loss	-	-	-	(8,579,315)	(8,579,315)
Balances at November 30, 2018	78,558,571	$78,559	$107,256,032	$(31,937,014)	$75,397,577

			Additional	Retained Earnings	Total
	Common Shares		Paid-in	(Accumulated	Stockholders'
	Shares Issued	Amount	Capital	Deficit)	Equity
Balances at August 31, 2017	58,607,066	$58,607	$29,676,883	$979,067	$30,714,557
Stock sold to investors	1,367,172	1,367	4,608,188	-	4,609,555
Stock option exercises	4,709	5	(5)	-	-
Stock-based compensation	27,231	27	268,081	-	268,108
Net loss	-	-	-	(4,361,888)	(4,361,888)
Balances at November 30, 2017	60,006,178	$60,006	$34,553,147	$(3,382,820)	$31,230,333

See accompanying notes to the condensed consolidated financial statements

KUSHCO HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	November 30, 2018	November 30, 2017
	(As Restated)	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(8,579,315)	$(4,361,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	508,862	243,590
Gain on disposition of assets	(1,254,414)	-
Change in fair value of equity investment	(536,000)	-
Stock compensation expense	1,808,969	381,743
Change in fair value of warrant liability	216,000	-
Change in contingent consideration payable	394,265	4,456,503
Changes in operating assets and liabilities:
Accounts receivable	(1,738,334)	(1,069,410)
Prepaids	(6,663,159)	(1,545,793)
Inventory	(5,673,960)	(96,507)
Other assets	(152,777)	-
Accounts payable	4,520,681	760,577
Accrued expenses and other current liabilities	1,666,193	270,868
Net cash used in operating activities	(15,482,989)	(960,317)
CASH FLOWS FROM INVESTING ACTIVITIES
Security deposits	(25,598)	-
Acquisition of web domain	-	(44,321)
Purchase of property and equipment	(681,408)	(48,580)
Net cash used in investing activities	(707,006)	(92,901)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of capital leases	(18,279)	(5,495)
Repayment of notes payable	-	(333,395)
Proceeds from stock option exercises	41,501	-
Proceeds from line of credit	30,326,556	1,500,000
Payments on line of credit	(24,516,048)	-
Proceeds from sale of stock	-	4,609,555
Payments on contingent consideration	(82,106)	(85,000)
Net cash provided by financing activities	5,751,624	5,685,665
NET INCREASE IN CASH	(10,438,371)	4,632,447
CASH AT BEGINNING OF PERIOD	13,466,807	916,984
CASH AT END OF PERIOD	$3,028,436	$5,549,431
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$155,069	$2,370
Income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment included in accounts payable	$204,533	$-
Capital leases	$240,440	$-
Services prepaid for in common stock	$703,832	$34,077
Equity investment	$1,790,884	$-

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

Net Loss Per Share

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

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Accordingly, the Company is restating herein its previously issued condensed consolidated financial statements and the related disclosures for the fiscal periods ended November 30, 2018 and 2017 (the "Restated Periods").

In addition to the restatement of the financial statements, certain information within the following notes to the financial statements have been restated to reflect the corrections of misstatements discussed above as well as to add disclosure language as appropriate:

Note  1. Nature of Business and Significant Accounting Policies

Note  3. Acquisition of Summit Innovations, LLC

Note  4. Acquisition of Hybrid Creative, LLC

Note  10. Accrued Expenses and Other Current Liabilities

Note  14. Fair Value of Financial Instruments

The financial statement misstatements reflected in previously issued condensed consolidated interim financial statements did not impact cash flows from operations, investing, or financing activities in the company’s condensed Consolidated Statements of Cash Flows for any period previously presented.

Comparison of restated financial statements to financial statements as previously reported

The following tables compare the Company’s previously issued condensed Consolidated Balance Sheets and condensed Consolidated Statements of Operations as of and for the fiscal periods ended November 30, 2018 and 2017 to the corresponding restated condensed consolidated interim financial statements for those respective periods.

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Restated condensed consolidated balance sheet as of November 30, 2018 and statements of operations for the fiscal periods ended November 30, 2018 and 2017 are as follows:

	November 30, 2018	Restatement Adjustment	November 30, 2018
	(As Reported)		(As Restated)
ASSETS
Current assets
Cash	$3,028,436	$-	$3,028,436
Accounts receivable, net	10,339,293	-	10,339,293
Prepaid expenses and other current assets	20,070,569	-	20,070,569
Inventory, net	17,373,565	-	17,373,565
Total current assets	50,811,863	-	50,811,863

Goodwill	49,564,325	2,703,028	52,267,353
Intangible assets, net	3,822,100	-	3,822,100
Equity investment	2,326,884	-	2,326,884
Property and equipment, net	4,995,604	-	4,995,604
Other assets	1,132,503	-	1,132,504
Total assets	$112,653,279	$2,703,028	$115,356,308

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$7,547,053	$-	$7,547,053
Accrued expenses and other current liabilities	4,402,176	187,849	4,590,025
Contingent consideration payable	672,849	5,209,826	5,882,675
Notes payable - current portion	117,192	-	117,192
Line of credit	6,728,632	-	6,728,632
Total current liabilities	19,467,902	5,397,675	24,865,577

Long-term liabilities:
Notes payable	338,675	-	338,675
Warrant liability	14,646,000	-	14,646,000
Deferred rent	108,479	-	108,479
Total long-term liabilities	15,093,154	-	15,093,154
Total liabilities	34,561,056	5,397,675	39,958,731

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-	-
Common stock, $0.001 par value, 265,000,000 shares authorized, 78,558,571 shares issued and outstanding	78,559	-	78,559
Additional paid-in capital	97,004,830	10,251,202	107,256,032
Accumulated deficit	(18,991,166)	(12,945,848)	(31,937,014)
Total stockholders’ equity	78,092,223	(2,694,647)	75,397,577
Total liabilities and stockholders’ equity	$112,653,279	$2,703,028	$115,356,308

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months		Three Months
	Ended		Ended
	November 30,	Restatement	November 30,
	2018	Adjustment	2018
	(As Reported)		(As Restated)
Net revenue	$25,319,642	$-	$25,319,642
Cost of goods sold	22,090,504	-	22,090,504
Gross profit	3,229,138	-	3,229,138
Operating expenses:
Selling, general and administrative	12,547,638	-	12,547,638
Gain on disposal of assets	(1,254,414)	-	(1,254,414)
Change in contingent consideration payable	-	394,265	394,265
Total Operating Expenses	11,293,224	394,265	11,687,489
Loss from operations	(8,064,086)	(394,265)	(8,458,351)
Other income (expenses):
Change in fair value of warrant liability	(216,000)	-	(216,000)
Change in fair value of equity investment	536,000	-	536,000
Interest expense	(440,964)	-	(440,964)
Total Other Income (Expenses)	(120,964)	-	(120,964)
Loss before income taxes	(8,185,050)	(394,265)	(8,579,315)
Provision for income taxes	-	-	-
Net loss	$(8,185,050)	$(394,265)	$(8,579,315)

Basic loss per share	$(0.10)		$(0.11)
Diluted loss per share	$(0.10)		$(0.11)

Weighted average number of common shares outstanding - basic	78,470,987		78,470,987
Weighted average number of common shares outstanding - diluted	78,470,987		78,470,987

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months		Three Months
	Ended		Ended
	November 30,	Restatement	November 30,
	2017	Adjustment	2017
	(As Reported)		(As Restated)
Net revenue	$8,847,115	$-	$8,847,115
Cost of goods sold	5,766,576	-	5,766,576
Gross profit	3,080,539	-	3,080,539
Operating expenses
Selling, general and administrative	2,929,096	-	2,929,096
Change in fair value of contingent consideration payable	-	4,456,503	4,456,503
Total Operating Expenses	2,533,552	4,456,503	7,385,599
Income from operations	151,443	(4,456,503)	(4,305,060)
Other income (expenses)
Interest expense	(2,413)	-	(2,413)
Total Other Income (Expenses)	(2,413)	-	(2,413)
Income (loss) before income taxes	149,030	(4,456,503)	(4,307,473)
Provision for income taxes	54,415	-	54,415
Net income (loss)	$94,615	$(4,456,503)	$(4,361,888)

Basic income (loss) per share	$0.00		$(0.07)
Diluted income (loss) per share	$0.00		$(0.07)

Weighted average number of common shares outstanding - basic	59,194,323		59,194,323
Weighted average number of common shares outstanding - diluted	65,908,368		59,194,323

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

The acquisition was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations.  Total Fixed purchase consideration at closing consisted of 1,280,000 shares of common stock and cash consideration of $905,231, net of cash received. Cash consideration of $187,849 and approximately 640,000 shares of common stock were held back by the Company for a period of 15 months for potential post-closing working capital and/or indemnification claims relating to, among other things, breaches of representations, warranties and covenants contained in the merger agreement. The former members of Summit may become entitled to receive earn-out consideration of up to an additional 1,280,000 shares of the Company’s common stock, in the aggregate, based on the net revenue performance of the Summit business during a one-year period following the closing.

As discussed in Note 2, in connection with the Company’s initial purchase accounting, the Company inadvertently classified the contingent equity consideration as equity. Given that the earnout arrangements allow for a variable number of shares to be issued depending on how the Summit business performs against the revenue target, the Company should have classified the contingent equity consideration as a liability until the contingency is resolved. Accordingly, the Company has recorded the changes in the fair value of its contingent consideration within its statements of operations.

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The acquisition was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations.  The consideration paid to the members of Hybrid at the closing included cash consideration consisting of an aggregate of $847,187 in cash, net of cash received, $82,106 in cash held back and share consideration consisting of an aggregate of 360,000 shares of the Company’s common stock. The former members of ZDCA may become entitled to receive cash contingent consideration of up to $485,000 and up to 212,858 common shares of equity consideration, based on the net revenue performance of Hybrid during the period September 1, 2018 through August 31, 2019.

As discussed in Note 2, in connection with the Company’s initial purchase accounting, the Company inadvertently classified the contingent equity consideration as equity. Given that the earnout arrangements allow for a variable number of shares to be issued depending on how the Hybrid business performs against the revenue target, the Company should have classified the contingent equity consideration as a liability until the contingency is resolved. Accordingly, the Company has recorded the changes in the fair value of its contingent consideration within its statements of operations.

NOTE 5 - CONCENTRATIONS OF RISK

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

NOTE 6 - RELATED-PARTY TRANSACTIONS

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

NOTE 7 - SALE OF RUB

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

NOTE 8 - PROPERTY AND EQUIPMENT

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

NOTE 9 - INTANGIBLE ASSETS

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
$3,822,100

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following as of November 30, 2018 and August 31, 2018:

	November 30,	August 31,
	2018	2018
	(Restated)	(Restated)
Customer deposits	$1,795,874	$768,908
Accrued compensation	1,391,855	992,747
Sales tax payable	415,928	432,491
Other accrued expenses	986,368	814,239
	$4,590,025	$3,008,385

NOTE 11 - NOTES PAYABLE

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
$455,867

NOTE 12 - LOAN AGREEMENT

On November 16, 2017, the Company and its wholly-owned subsidiary KIM International Corporation (“KIM”) as borrowers, and all of the Company’s other subsidiaries, as credit parties, entered into a Loan and Security Agreement (the “Loan Agreement”) with Gerber Finance Inc., as lender (“Gerber”), effective as of November 6, 2017. The Loan Agreement originally provided a secured revolving credit facility (the “Revolving Line”) in an aggregate principal amount of up to $2.0 million at any time outstanding. Under the original terms of the Loan Agreement, the principal amount of loans, plus the face amount of any outstanding letters of credit, at any time outstanding cannot exceed up to 85% of the Company’s eligible receivables minus reserves. Under the terms of the Loan Agreement, the Company may also request letters of credit from Gerber. The proceeds of the loans under the Loan Agreement will be used for working capital and general corporate purposes. The Revolving Line has a maturity date of November 6, 2019. Borrowings under the Revolving Line accrues interest at a rate based on the prime rate as customarily defined, plus a margin of 3.0%. On March 8, 2018, the Company and KIM entered into a first amendment to the Loan Agreement with Gerber. Pursuant to the first amendment, the aggregate principal amount of the Revolving Line at any time outstanding was increased to $4.0 million and the principal amount of loans, plus the face amount of any outstanding letters of credit, at any time outstanding could not exceed the lesser of (i) 40% of the value of certain inventory and (ii) 50% of certain accounts receivable. In April 2019, the Company obtained a waiver of non-compliance with certain corporate violations associated with the restatements noted in Note 2.

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

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS - RESTATED

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

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial instruments, which includes the Level 2 assets and the Level 3 liabilities:

	Fair Value at November 30, 2018 (Restated)
	Total	Level 1	Level 2		Level 3
Assets:
Equity investment	$2,326,884	$-		$2,326,884	$-

Liabilities:
Contingent consideration payable	$5,882,675	$-		$-	$5,882,675
Warrant liability	14,646,000	-		-	14,646,000
Total liabilities	$20,528,675	$-	$		$20,528,675

	Fair Value at August 31, 2018 (Restated)
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration payable	$5,488,410	$-	$-	$5,488,410
Warrant liability	14,430,000	-	-	14,430,000
Total liabilities	$19,918,410	$-	$-	$19,918,410

The following table reflects the activity for the Company’s investment in Smoke Cartel measured at fair value using Level 2 inputs:

Investment in Smoke Cartel
Balance at August 31, 2018	$-
Acquisition of equity investment	1,790,884
Adjustment to fair value	536,000
Balance at November 30, 2018	$2,326,884

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table reflects the activity for the Company’s warrant derivative liability measured at fair value using Level 3 inputs:

Warrant Liability
As of August 31, 2018	$14,430,000
Change in fair value	216,000
As of November 30, 2018	$14,646,000

The following table reflects the restated activity for the Company’s contingent acquisition liabilities measured at fair value using Level 3 inputs:

Contingent Consideration
As of Aug 31, 2018 balance	$5,488,410
Change in fair value	394,265
As of November 30, 2018 balance	$5,882,675

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

During the three months period ended November 30, 2018, the Company authorized to issue shares of common stock to consultants in exchange for $124,098 of services rendered and $703,832 of prepaid services, for a total of $827,930. The $703,832 of prepaid services is included in prepaid expenses on the condensed consolidated balance sheet as of November 30, 2018. The total fair value of shares vested during the three-month period November 30, 2018 is $1,468,996.  This amount is included in stock compensation expense on the condensed consolidated statements of operations.

During the three months period ended November 30, 2018, the Company issued 4,476 shares of common stock to a consultant in exchange for services rendered.

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the three months period ended November 30, 2017, the Company issued 27,231 shares of common stock to consultants in exchange for $20,000 of services rendered and $34,077 of prepaid services, for a total of $54,077. The total fair value of options vested during the three-month period November 30, 2017 is $214,031. This amount is included in stock compensation expense on the condensed consolidated statements of operations.

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

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Previously Issued Consolidated Financial Statements

As discussed further in Note 2 in the Notes to condensed Consolidated Financial Statements, we have restated our condensed consolidated financial statements as of and for the three months ended November 30, 2018 and 2017. Refer to the Explanatory Note preceding Part 1, Item 1 and Note 2 to the Condensed Consolidated Financial Statements for additional details regarding the aforementioned restatement adjustments.

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

We estimated the fair value of contingent consideration and recorded the earn-out consideration of the additional 1,280,000 shares of common stock as a liability within our consolidated balance sheets. Changes in the estimated contingent consideration to be paid and in the fair value of the contingent consideration liability from period to period are recorded within operating expenses of our consolidated statements of operations.

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

Results of Operations - Comparison for the three month periods ended November 30, 2018 and 2017

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

Operating Expenses

Our operating expenses for the three months ended November 30, 2018 increased to $11,687,489, or 46% of total revenue, from $7,385,598, or 83% of total revenue, for the three months ended November 30, 2017. The increase is due to the expansion of the business, primarily attributed to increased personnel cost, insurance, professional and facility expenses, partially offset by a $4,062,237 decrease in the change in contingent consideration payable. We will continue to make significant investments in infrastructure and supply chain to scale effectively.

Income (Loss) from Operations

Loss from operations for the three months ended November 30, 2018 was $8,458,351 compared to a loss from operations of $4,305,060 for the three months ended November 30, 2017. The decrease is primarily attributable to investment in infrastructure and personnel to scale the expanding business offset partially by the gain on disposition of RUB assets and a $4,062,237 decrease in the change in contingent consideration payable.

Other Income (Expense), Net

Other Income (expense), net, during the three months ended November 30, 2018 was net expense of $120,963, as compared to an expense of $2,413 for the three months ended November 30, 2017. The increase is attributed interest expense related to the increased credit line capacity and warrant liability loss offset by a gain from the change in fair value of our equity investment.

Income Tax Expense

The provision for income taxes was $0 and $54,415, for both the three-month periods ended November 30, 2018 and 2017, respectively.

Net Income (Loss)

Our net result for the three months ended November 30, 2018 was a net loss of $8,579,315 or $0.11 per share, compared to net loss of $4,361,888 or $0.07 per share, for the three months ended November 30, 2017.

Liquidity and Capital Resources

As of November 30, 2018, we had cash of $3,028,436 and a working capital surplus of $25,946,286 compared to cash of $5,549,431 and working capital deficit of $4,899,430 as of November 30, 2017. Working capital increased by $30,845,716. The increase in working capital is primarily due to an increase in net revenue for the three month period ended November 30, 2018, as compared to the same period a year ago, increased purchases of inventory to meet increased customer demand and decreased contingent consideration payable.

Cash Flows from Operating Activities

For the three month period ended November 30, 2018, net cash used in operating activities was $15,482,989 compared to $960,317 in net cash used in operating activities for the three month period ended November 30, 2017. The change is primarily attributed to an increase in inventory, including related prepayments, and accounts receivable during the three month period ended November 30, 2018.

Cash Flows from Investing Activities

Net cash used in investing activities increased from $92,901 for the three month period ended November 30, 2017 to $707,006 for the three month period ended November 30, 2018, which can be primarily attributed to higher levels of equipment purchases during the current period.

Cash Flows from Financing Activities

Net cash provided by financing activities increased from $5,685,665 for the three month period ended November 30, 2017 to $5,751,624 for the three month period ended November 30, 2018. The increase is primarily attributed to the net drawdown on line of credit.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates, other than the adoption of ASC 606, Revenue Recognition, described in Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2018.

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

In connection with the restatement discussed in the Explanatory Note to this Form 10-Q/A and Note 2 titled “Restatement” to the Company’s condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q/A, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of our disclosure controls and procedures as of November 30, 2018. Based on this reassessment, management has concluded that we did not maintain effective disclosure controls and procedures as of November 30, 2018 because (1) a material weakness related to the accounting, presentation, and disclosure of share-settled contingent consideration, (2) we had inadequate segregation of duties consistent with control objectives and (3) we had a lack of multiple levels of supervision and review. Management concluded that these deficiencies were material weaknesses as defined in the Securities and Exchange Commission regulations. These material weaknesses resulted in the misstatement of our financial statements and disclosures for the fiscal years ended August 31, 2018 and 2017, and for each of the interim periods ended May 31, 2017, November 30, 2017, February 28, 2018, May 31, 2018 and November 30, 2018, as more fully discussed in Note 2 titled “Restatement” to the Company’s consolidated financial statements included in Part I, Item 1 of this Form 10-Q/A.

We have taken steps to enhance our internal controls over financial reporting and plan to take additional steps to remediate the material weaknesses. Specifically:

•	We appointed additional independent members with public company board experience to our board of directors, such that our board of directors is now composed of a majority of independent directors;

•	On March 9, 2018, our board of directors formed an Audit Committee composed entirely of independent directors that, among other things, assists the board of directors in its oversight of the integrity of our financial statements and our financing reporting processes and systems of internal control;

•	The Company announced the hiring of our new Chief Financial Officer, Christopher Tedford, with significant sales and distribution experience who will focus on the development of the finance and accounting function;

•	We added staff to our finance team, and outsourced to third party the assessment of certain complex transactions under US GAAP;

•	In January 2018, we hired a controller with public company experience; and

•	We have adopted a Code of Business Conduct and Ethics and a whistleblower policy.

•	In February 2019, we engaged a national accounting advisory firm to assist with the design and implementation of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements.

During the period covered by this amended Quarterly Report on Form 10-Q/A, we have not been able to remediate the material weaknesses described above. To remediate such weaknesses, we plan to appoint additional qualified personnel to address inadequate segregation of duties and implement modifications to our financial controls to address such inadequacies.

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

Item 1A of Part I of Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended August 31, 2018, filed with the SEC on April 11, 2019 contains risk factors identified by the Company. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business. To our knowledge and except to the extent additional factual information disclosed in this Amendment No. 1 to our Quarterly Report on Form 10-Q/A relates to such risk factors, there have been no material changes in the risk factors described in “Item 1A. Risk Factors” in Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2018.

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

KUSHCO HOLDINGS, INC.

Date: April 11, 2019	By:	/s/ Nicholas Kovacevich
Nicholas Kovacevich
Chairman and Chief Executive Officer
(Principal executive officer)

Date: April 11, 2019	By:	/s/ Christopher Tedford
Christopher Tedford
Chief Financial Officer
(Principal financial and accounting officer)

