Form 10-Q
period 2019-02-28
KushCo Holdings, Inc.
filed 2019-04-15
CIK 1604627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 88,017,716 shares outstanding as of April 11, 2019.

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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, Part I, Item 1A. “Risk Factors” in Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2018 filed with the SEC on April 11, 2019 and our other filings with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

KUSHCO HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2019

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

KUSHCO HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	February 28,	August 31,
	2019	2018
	(Unaudited)	(As Restated)
ASSETS
Current assets:
Cash	$17,941,908	$13,466,807
Accounts receivable, net of allowance	11,315,237	8,600,959
Prepaid expenses and other current assets	14,215,998	13,623,285
Inventory, net	35,798,958	11,813,755
Total current assets	79,272,101	47,504,806

Goodwill	52,267,353	52,267,353
Intangible assets, net	3,576,889	4,487,415
Equity investment	1,198,768	-
Property and equipment, net	6,886,721	4,135,090
Other assets	1,093,229	250,296
Total Assets	$144,295,061	$108,644,960

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,375,885	$2,821,839
Accrued expenses and other current liabilities	6,111,739	3,008,385
Contingent consideration payable	-	5,488,410
Notes payable - current portion	116,892	61,685
Line of credit - current portion	1,496,534	918,124
Total current liabilities	19,101,050	12,298,443

Long-term liabilities:
Notes payable	310,085	172,021
Warrant liability	13,375,000	14,430,000
Deferred rent	115,127	106,032
Total liabilities	32,901,262	27,006,496

Commitments and contingencies (Note 16)

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 265,000,000 shares authorized, 88,011,867 and 78,273,124 shares issued and outstanding, respectively	88,012	78,273
Additional paid-in capital	152,157,458	104,917,890
Accumulated deficit	(40,851,671)	(23,357,699)
Total stockholders’ equity	111,393,799	81,638,464
Total liabilities and stockholders’ equity	$144,295,061	$108,644,960

See accompanying notes to the unaudited condensed consolidated financial statements

KUSHCO HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2019	2018 (As Restated)	2019	2018 (As Restated)
Net revenue	$35,176,332	$10,361,400	$60,495,973	$19,208,492
Cost of goods sold	30,654,239	7,172,082	52,744,742	13,132,523
Gross profit	4,522,093	3,189,318	7,751,231	6,075,969

Operating expenses:
Selling, general and administrative	18,765,667	4,071,566	31,313,065	6,806,774
Gain on disposition of assets	-	-	(1,254,414)	-
Change in fair value of contingent consideration	(5,602,336)	6,684,754	(5,208,071)	11,141,256
Total operating expenses	13,163,331	10,756,320	24,850,580	17,948,030
Loss from operations	(8,641,238)	(7,567,002)	(17,099,349)	(11,872,061)

Other income (expense):
Change in fair value of warrant liability	1,271,000	-	1,055,000	-
Change in fair value of equity investment	(1,128,116)	-	(592,116)	-
Interest expense	(490,995)	(28,581)	(978,369)	(30,994)
Other income, net	74,451	-	120,862	-
Total other expense	(273,660)	(28,581)	(394,623)	(30,994)
Loss before income taxes	(8,914,898)	(7,595,583)	(17,493,972)	(11,903,055)
Income tax expense	-	11,763	-	66,178
Net loss	$(8,914,898)	$(7,607,346)	$(17,493,972)	$(11,969,233)

Net loss per share:
Basic and diluted net loss per common share	$(0.10)	$(0.12)	$(0.22)	$(0.20)

Basic and diluted weighted average number of common shares outstanding	86,771,973	62,155,608	84,304,688	60,614,074

See accompanying notes to the unaudited condensed consolidated financial statements

KUSHCO HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Shares		Additional Paid-in	Accumulated	Total Stockholders'
	Shares Issued	Amount	Capital	Deficit	Equity
Balances at August 31, 2018 (Restated)	78,273,124	$78,273	$104,917,890	$(23,357,699)	$81,638,464
Stock option exercises	370,519	370	41,132	-	41,502
Stock-based compensation	129,560	130	5,475,071	-	5,475,201
Stock sold to investors, net of offering costs	9,076,664	9,077	41,583,434	-	41,592,511
Stock issued for acquisition of Hybrid	162,000	162	139,931	-	140,093
Net loss	-	-	-	(17,493,972)	(17,493,972)
Balances at February 28, 2019	88,011,867	$88,012	$152,157,458	$(40,851,671)	$111,393,799

	Common Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders'
	Shares Issued	Amount	Capital	Deficit)	Equity
Balances at August 31, 2017 (Restated)	58,607,066	$58,607	$29,676,883	$979,067	$30,714,557
Stock sold to investors	4,626,296	4,626	11,412,379	-	11,417,005
Stock option exercises	234,128	234	196,873	-	197,107
Stock-based compensation	-	-	458,887	-	458,887
Stock issued for services	156,624	157	829,672	-	829,829
Net loss	-	-	-	(11,969,233)	(11,969,233)
Balances at February 28, 2018 (Restated)	63,624,114	$63,624	$42,574,694	$(10,990,166)	$31,648,152

See accompanying notes to the condensed consolidated financial statements

KUSHCO HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended February 28,
	2019	2018 (As Restated)
Cash flows from operating activities
Net loss	$(17,493,972)	$(11,969,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,077,635	490,310
Gain on disposition of assets	(1,254,414)	-
Change in fair value of equity investment	592,116	-
Stock compensation expense	6,534,044	1,408,671
Change in fair value of warrant liability	(1,055,000)	-
Provision for deferred taxes	-	(270,359)
Change in contingent consideration	(5,208,071)	11,141,256
Changes in operating assets and liabilities:
Accounts receivable	(2,714,278)	(2,200,893)
Prepaids	(1,511,463)	(2,647,357)
Inventory	(24,099,353)	(3,505,198)
Prepaid consulting	(775,102)	-
Accounts payable	8,041,452	2,070,118
Accrued expenses and other current liabilities	3,112,449	49,866
Net cash used in operating activities	(34,753,957)	(5,432,819)

Cash flows from investing activities
Acquisition of web domain	-	(9,321)
Security deposits	(67,831)	-
Purchase of property and equipment	(2,868,347)	(259,635)
Net cash used in investing activities	(2,936,178)	(268,956)

Cash flows from financing activities
Repayment of capital leases	(47,186)	(8,508)
Repayment of note payable	-	(333,395)
Proceeds from stock option exercises	41,501	-
Proceeds from sale of stock, net of costs	41,592,511	11,614,112
Proceeds from line of credit	54,325,000	742,504
Payments on line of credit	(53,746,590)	-
Payments on contingent consideration	-	(170,000)
Net cash provided by financing activities	42,165,236	11,844,713

Net increase in cash	4,475,101	6,142,938

Cash at beginning of period	13,466,807	916,984
Cash at end of period	$17,941,908	$7,059,922

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$826,638	$30,994
Income taxes	$-	$66,178
Non-cash investing and financing activities
Property and equipment included in accounts payable	$232,256	$-
Capital leases	$240,457	$-
Services prepaid for in common stock	$697,202	$102,800
Shares issued for accounts payable	$-	$159,983
Equity investment	$1,790,884	$-
Stock issue for acquisition of Hybrid	$140,232	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes include the activity of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. All intercompany balances and transactions have been eliminated. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The Company’s operating results for the three and six months periods ended February 28, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ended August 31, 2019, or for any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended August 31, 2018, as restated. The condensed consolidated balance sheet as of August 31, 2018 included herein was derived from the audited financial statements as of that date, as restated, but does not include all disclosures as required by GAAP.

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

Reclassification

Certain classifications have been made to the prior year condensed consolidated financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net income (loss) or retained earnings (accumulated deficit).

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Accounts Receivable

Trade accounts receivable are carried at their estimated collectible amounts.  Trade credit is generally extended on a short-term basis, thus trade receivables do not bear interest.  Trade accounts receivables are periodically evaluated for collectability based on past credit history and their current financial condition. The Company’s allowance for doubtful accounts was $1,306,346 and $999,752 as of February 28, 2019 and August 31, 2018, respectively.

Inventory

Inventories are stated at the lower of cost or net realizable value using the first-in first out (FIFO) method. The Company’s inventory consists of finished goods of $35,798,958 and $11,813,755 as of February 28, 2019 and August 31, 2018, respectively. The Company also makes prepayments against the future delivery of inventory classified as prepaid inventory. The Company’s prepaid inventory was $11,667,382 and $11,019,000 as of February 28, 2019 and August 31, 2018, respectively.

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

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Discounts provided to customers are accounted for as an element of the transaction price and as a reduction to revenue. Discounts were $307,583 and $63,551 for the three months ended February 28, 2019 and 2018, respectively, and $619,875 and $117,375 for the six months ended February 28, 2019 and 2018, respectively.

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

In the following table, product sales are disaggregated as follows for the three and six months ended February 28, 2018 and 2019:

	Three Months Ended February 28,		Six Months Ended February 28,
	2019	2018	2019	2018
Manufacturing	$34,542,287	$10,229,154	$59,402,237	$18,962,012
Services	634,045	132,246	1,093,736	246,480
Total Net Revenue	$35,176,332	$10,361,400	$60,495,973	$19,208,492

Advertising

The Company conducts advertising for the promotion of its products and services. In accordance with ASC subtopic 720-35-25 (“ASC 720”), advertising costs are charged to expense when incurred. Advertising costs were $285,266 and $75,984 for the three months ended February 28, 2019 and 2018, respectively. Advertising costs were $777,849 and $183,908 for the six months ended February 28, 2019 and 2018, respectively.

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

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the consolidated balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption of ASC 842, which will increase the total assets and the total liabilities that the Company will report relative to such amounts prior to adoption.

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

Accordingly, on April 11, 2019, the Company filed Amendment No. 1 to its Annual Report on Form 10-K/A (the “Amended 10-K”), which restated the Company’s previously issued audited consolidated financial statements as of and for the fiscal years ended August 31, 2018 and 2017 and unaudited condensed consolidated interim financial statements as of and for the fiscal periods ended May 31, 2017, November 30, 2017, February 28, 2018, May 31, 2018 and November 30, 2018.

Tables summarizing the effects of the restatement adjustments to the Company’s condensed consolidated balance sheet as of August 31, 2018 and condensed consolidated statements of operations as of and for the three and six months ended February 28, 2018 were presented in Note 2, “Restatement” and Note 18, “Quarterly Information (Unaudited)” to the consolidated financial statements in the Amended 10-K.

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

The acquisition was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations.  Total fixed purchase consideration at closing consisted of 1,280,000 shares of common stock and cash consideration of $905,231, net of cash received. Cash consideration of $187,849 and approximately 640,000 shares of common stock were held back by the Company for a period of 15 months for potential post-closing working capital and/or indemnification claims relating to, among other things, breaches of representations, warranties and covenants contained in the merger agreement. The former members of Summit may become entitled to receive earn-out consideration of up to an additional 1,280,000 shares of the Company’s common stock, in the aggregate, based on the net revenue performance of the Summit business during a one-year period following the closing. As of February 28, 2019, we concluded that it did not appear likely that Summit would meet the minimum earnout target threshold. Accordingly, we estimated the fair value of the related contingent consideration to be zero.

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

The acquisition was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations.  The consideration paid to the members of Hybrid at the closing included cash consideration consisting of an aggregate of $847,187 in cash, net of cash received, $82,106 in cash held back and share consideration consisting of an aggregate of 360,000 shares of the Company’s common stock. The former members of ZDCA may become entitled to receive cash contingent consideration of up to $485,000 and up to 212,858 common shares of equity consideration, based on the net revenue performance of Hybrid during the period September 1, 2018 through August 31, 2019. As of February 28, 2019, we concluded that it did not appear likely that ZDCA would meet the minimum earnout target threshold. Accordingly, we estimated the fair value of the related contingent consideration to be zero.

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 - CONCENTRATIONS OF RISK

Supplier Concentrations

The Company purchases inventory from various suppliers and manufacturers. For the six months ended February 28, 2019, one vendor accounted for approximately 37% of total inventory purchases. For the six months ended February 28, 2018, two vendors, accounted for approximately 40% of total inventory purchases.

Customer Concentrations

During the six months ended February 28, 2019 and 2018, there was one customer which represented over 10% of the Company’s revenues. As of February 28, 2019, there was one customer who represented 21% of accounts receivable. As of February 28, 2018, there were two customers who represented 22% of accounts receivable.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company sub-leased its former corporate headquarters from 3 Kings Ventures, LLC, a related party owned by Dallas Imbimbo, Director, Nicholas Kovacevich, Chairman and Chief Executive Officer, and Jeffrey Meng, formerly a greater than 5% stockholder. During the six months ended February 28, 2019 and 2018, the Company made rent payments of $0 and $107,360, respectively, to these related parties.

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

NOTE 8 - PROPERTY AND EQUIPMENT

The major classes of fixed assets consist of the following as of February 28, 2019 and August 31, 2018:

	February 28,	August 31,
	2019	2018
Machinery and equipment	$3,576,577	$2,937,784
Vehicles	677,092	380,893
Office Equipment	655,107	385,627
Leasehold improvements	1,748,613	1,318,805
Construction in Progress	1,684,929	-
	8,342,318	5,023,109
Accumulated Depreciation	(1,455,597)	(888,019)
	$6,886,721	$4,135,090

Of the $677,092 of vehicles as of February 28, 2019, $240,457 consists of capital leased assets.

Depreciation and amortization expense was $302,711 and $58,767, for the three months ended February 28, 2019 and 2018, respectively. Of the $302,711 of depreciation and amortization expense related to property and equipment for the three months ended February 28, 2019, $193,700 is included in selling, general and administrative expense and $109,011 is included in cost of goods sold in the condensed consolidated statements of operations. Of the $58,767 of depreciation and amortization expense for the three months ended February 28, 2018, $17,804 is included in selling, general and administrative expense and $40,963 is included in cost of goods sold in the condensed consolidated statements of operations.

Depreciation and amortization expense was $568,053 and $114,239, for the six months ended February 28, 2019 and 2018, respectively. Of the $568,053 of depreciation and amortization expense related to property and equipment for the six months ended February 28, 2019, $356,134 is included in selling, general and administrative expense and $211,919 is included in cost of goods sold in the condensed consolidated statements of operations. Of the $114,239 of depreciation and amortization expense for the six months ended February 28, 2018, $31,500 is included in selling, general and administrative expense and $82,739 is included in cost of goods sold in the condensed consolidated statements of operations.

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 - INTANGIBLE ASSETS

Intangible assets consist of the following as of February 28, 2019 and August 31, 2018:

	Weighted Average	As of February 28, 2019			As of August 31, 2018
	Estimated	Gross			Gross
	Useful	Carrying	Accumulated	Net	Carrying	Accumulated	Net
Description	Life	Value	Amortization	Amount	Value	Amortization	Amount
Domain name	5 years	$-	$-	$-	$598,605	$(166,530)	$432,075
Trade name	6 years	2,600,000	(794,444)	1,805,556	2,600,000	(577,778)	2,022,222
Non-compete agreement	4 years	2,370,000	(598,667)	1,771,333	2,370,000	(336,882)	2,033,118
		$4,970,000	$(1,393,111)	$3,576,889	$5,568,605	$(1,081,190)	$4,487,415

Amortization expense was $109,011 and $40,963 for the three months ended and $509,582 and $376,072, for the six months ended February 28, 2019 and 2018, respectively.

The following table shows the remaining estimated amortization expense associated with finite lived intangible assets as of February 28, 2019:

Intangible Assets
2019	$473,667
2020	947,333
2021	947,333
2022	919,667
2023	288,889
$3,576,889

NOTE 10 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following as of February 28, 2019 and August 31, 2018:

	February 28,	August 31,
	2019	2018
Customer deposits	$1,563,938	$768,908
Accrued compensation	2,162,620	992,747
Sales tax payable	923,686	432,491
Other accrued expenses	1,461,495	814,239
	$6,111,739	$3,008,385

NOTE 11 - NOTES PAYABLE

Automobile Contracts Payable

The Company has entered into purchase contracts for its vehicles.  The loans and automobile contracts are secured by the vehicles and bear interest at an average interest rate of approximately 4% per annum. Future principal payments on these automobile contracts payable is summarized in the table below:

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Principal Due
2019	$60,081
2020	116,297
2021	110,728
2022	112,767
2023	27,104
$426,977

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

NOTE 13 - WARRANT LIABILITY

In June of 2018, the Company issued warrants to purchase 3,750,000 shares of its common stock to investors in a registered direct offering. The warrants have a term of five years from the date of issuance. The exercise price of the warrants is protected in the event the Company issues securities with a variable conversion or exercise price during the three-year period following the warrants’ issuance. Pursuant to ASC 815, the fair value of the warrants of $15,350,000 was recorded as a derivative liability on the issuance dates.  The estimated fair values of the warrants were computed at issuance using an option pricing model.

The estimated fair value of the outstanding warrant liabilities was $13,375,000 and $14,430,000 as of February 28, 2019 and August 31, 2018, respectively.

Increases or decreases in the fair value of the derivative liability are included as a component of other income (expense) in the accompanying condensed consolidated statements of operations for the respective period. Accordingly, the changes to the derivative liability for warrants resulted in a decrease of $1,271,000 and $1,055,000 in warrant liability and a corresponding gain for the three and six months ended February 28, 2019.

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The estimated fair value of the warrants was computed as of February 28, 2019 and August 31, 2018 using the following assumptions:

	February 28,	August 31,
	2019	2018
Stock price volatility	71%	81%
Risk-free interest rates	2.51%	2.74%
Annual dividend yield	-%	-%
Term (years)	4.3	4.0

In addition, as applicable management assessed the probabilities of future financing assumptions in the valuation models.

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

The Company accounts for its investment in Smoke Cartel at fair value. On September 21, 2018, Smoke Cartel and the Company entered into an agreement to sell the RUB web domain and inventory related to this product line and in exchange, received 1,410,145 shares of Smoke Cartel common stock (see Note 7 above.) The fair value of its investment as of September 21, 2018 and February 28, 2019 was based upon the closing stock price of Smoke Cartel. The investment was classified as a Level 2 financial instrument.

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

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial instruments, which includes the Level 2 assets and the Level 3 liabilities:

	Fair Value at February 28, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Equity investment	$1,198,768	$-	$1,198,768	$-
Liabilities:
Warrant liability	13,375,000	-	-	13,375,000
Total liabilities	$14,573,768	$-	$1,198,768	$13,375,000

	Fair Value at August 31, 2018
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration payable	$5,488,410	$-	$-	$5,488,410
Warrant liability	14,430,000	-	-	14,430,000
Total liabilities	$19,918,410	$-	$-	$19,918,410

The following table reflects the activity for the Company’s investment in Smoke Cartel measured at fair value using Level 2 inputs:

Investment in Smoke Cartel
Balance at August 31, 2018	$-
Acquisition of equity investment	1,790,884
Adjustments to estimated fair value	(592,116)
Balance at February 28, 2019	$1,198,768

The following table reflects the activity for the Company’s warrant derivative liability measured at fair value using Level 3 inputs:

Warrant Liability
Balance at August 31, 2018	$14,430,000
Adjustments to estimated fair value	(1,055,000)
Balance at February 28, 2019	$13,375,000

The following table reflects the activity for the Company’s contingent consideration measured at fair value using Level 3 inputs:

Total
As of August 31, 2018	$5,488,409
Change in Fair Value	394,265
As of November 30, 2018	$5,882,674
Change in Fair Value	(5,602,336)
Cash Payment	(140,106)
Settled in shares- Hybrid	(140,232)
As of February 28, 2019	$-

Total
As of August 31, 2017	$10,827,824
Change in Fair Value	4,456,502
Cash Payment	(85,000)
As of November 30, 2017	$15,199,326
Change in Fair Value	6,684,754
Cash Payment	(85,000)
As of February 28, 2018	$21,799,080

The fair value of contingent consideration is evaluated each reporting period using projected financial information, discount rates, and key inputs. Projected contingent payment amounts are discounted back to the current period using a discount rate. Financial information is based on the Company’s most recent internal operational budgets and forecasts. Changes in projected financial information may result in higher fair value measurements. Increases in discount rates and the time to payment may result in lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement.

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 15 - STOCKHOLDERS' EQUITY

Preferred Stock

The authorized preferred stock is 10,000,000 shares with a par value of $0.001. As of February 28, 2019, and August 31, 2018, the Company has no shares of preferred stock issued or outstanding.

Common Stock

The authorized common stock is 265,000,000 shares with a par value of $0.001. As of February 28, 2019, and August 31, 2018, 88,011,867 and 78,273,124 shares were issued and outstanding, respectively.

On January 15, 2019, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) pursuant to which the Company sold an aggregate of 6,476,190 shares of its common stock, par value $0.001 per share (the “Common Stock”) and warrants to purchase 3,238,095 shares of Common Stock (“Warrants”) (collectively, the “Securities”), in a registered direct offering (the “Offering”). The Securities were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-221910) initially filed with the Securities and Exchange Commission (the “Commission”) on December 5, 2017, as amended on January 25, 2018 and February 14, 2018, and declared effective on February 28, 2018, and an additional registration statement on Form S-3 filed pursuant to Rule 462(b) under the Securities Act, which became effective upon filing on January 16, 2019. Subject to certain ownership limitations, the Warrants are immediately exercisable at an exercise price equal to $5.75 per share of Common Stock. The Warrants are exercisable for five years from the date of issuance.

The combined per share purchase price for a share of Common Stock a half of a Warrant was $5.25. The Offering closed on January 18, 2019 with aggregated gross proceeds of approximately $34.0 million. The aggregate net proceeds from the Offering, after deducting the placement agent fees and other estimated offering expenses, approximated $31.2 million.

During the six months ended February 28, 2019, the Company sold 9,076,664 shares of its common stock to investors in exchange for aggregate net proceeds of approximately $41.6 million.

During the six months ended February 28, 2018, the Company sold 4,626,296 shares of its common stock to investors in exchange for aggregate net proceeds of approximately $11.6 million.

Share-based Compensation

The Company recorded stock compensation expense of $6,534,044 and $1,408,671 for the six months ended February 28, 2019 and 2018, respectively, in connection with the issuance of shares of common stock and options to purchase common stock.

During the six months ended February 28, 2018, the Company entered into a separation agreement dated as of January 12, 2018 with one employee. The Company issued 100,000 restricted common shares as part of the separation agreement to this employee, which valued at $667,000 and was recorded as share-based compensation as of February 28, 2018.

Stock Options

The Company’s 2016 Stock Incentive Plan (the “Plan”) was adopted on February 9, 2016. The Plan, as amended, permits the grant of share options and shares to its employees and directors for up to 18,000,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant; those option awards generally vest based on three years of continuous service and have 10-year contractual terms.

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of our stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the six months ended February 28, 2019 and 2018:

	February 28,	February 28,
	2019	2018
Expected term in years	3	1-4
Expected volatility	72% - 87%	60%
Risk-free interest rate	2.35% - 3.01%	1.14% - 2.37%
Expected dividend yield	-%	-%

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

During the six months ended February 28, 2019 and 2018, the Company issued 5,019,000 and 1,517,500 stock options, respectively, pursuant to the Company’s 2016 Stock Incentive Plan. A summary of the Company’s stock option activity during the six month period ended February 28, 2019 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value

Balance Outstanding, August 31, 2018	9,367,693	$3.85	9.1	$14,463,235
Granted	5,019,000	$5.70	-	-
Exercised	(370,519)	$0.85	-	-
Forfeited	(2,012,756)	$4.03	-	-
Balance Outstanding, February 28, 2019	12,003,418	$4.70	9.2	$15,878,082
Exercisable, February 28, 2019	2,934,149	$3.18	8.5	$8,336,782

The weighted-average grant-date fair value of options granted during the six months ended February 28, 2019 and 2018, was $3.07 and $3.50, respectively.

During the six months ended February 28, 2019 and 2018, the intrinsic value of stock options excercised was $2,230,360 and $1,226,510, respectively.

As of February 28, 2019, there was $21,822,071 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.3 years.

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included in this report.  This report contains “forward-looking statements.” The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

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

Overview

We provide customizable packaging products, vaporizers, hydrocarbon gases, solvents, accessories and branding solutions primarily for the cannabis industry. Representative examples of our products include pop-top bottles, vaporizer cartridges and accessories, bags, tubes, and other containers. We sell our solutions predominantly to businesses operating in jurisdictions that have some form of cannabis legalization. These businesses include medical and recreational dispensaries, large and small-scale processors, and packaging re-distributors.

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

On May 2, 2018, we completed our acquisition of Summit Innovations, LLC (“Summit”), a leading distributor of hydrocarbon gases to the legal cannabis industry. Pursuant to the terms of the merger agreement, Summit merged with and into our wholly-owned subsidiary, KCH Energy, LLC (“KCH”), with KCH as the surviving entity. The consideration paid to the members of Summit at the closing included cash consideration, consisting of an aggregate of $905,231 in cash, net of cash received, and an aggregate of 1,280,000 shares of our common stock. Cash consideration of $187,849 and approximately 640,000 shares of common stock from the share consideration were held back by us for a period of 15 months for potential post-closing working capital and/or indemnification claims relating to, among other things, breaches of representations, warranties and covenants contained in the merger agreement. The former members of Summit may become entitled to receive earn-out consideration of up to an additional 1,280,000 shares of common stock, in the aggregate, based on the net revenue performance of the Summit business during a one-year period following the closing. As of February 28, 2019, we concluded that it did not appear likely that Summit would meet the minimum earnout target threshold. Accordingly, we estimated the fair value of the related contingent consideration to be zero.

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

The fixed consideration paid to the members of Hybrid at the closing included cash consideration consisting of an aggregate of $847,187 in cash, net of cash received, $82,106 in cash held back and share consideration consisting of an aggregate of 360,000 shares of the Company’s common stock. The former members of ZDCA may become entitled to receive cash contingent consideration of up to $485,000 and up to 212,858 common shares of equity consideration, based on the net revenue performance of Hybrid during the period September 1, 2018 through August 31, 2019. As of February 28, 2019, we concluded that it did not appear likely that ZDCA would meet the minimum earnout target threshold. Accordingly, we estimated the fair value of the related contingent consideration to be zero.

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

Results of Operations - Comparison for the three-month periods ended February 28, 2019 and 2018

Revenue

For the three months ended February 28, 2019, our revenue increased to $35,176,332, compared to $10,361,400 for the three months ended February 28, 2018, which represents an increase of $24,814,936 or 239%. The increase was primarily attributable to significant organic growth across all markets, including California, following the adoption of adult use cannabis sales on January 1, 2018. In addition, vaping product related sales remained strong as this sector of the cannabis industry continues to perform well. In addition, we achieved strong growth for custom branded products as customers seek differentiated brand building solutions in line with regulatory requirements. Non-organic revenue related to acquisitions represented 7% of total revenue during the three months ended February 28, 2019.

Gross Profit

Gross profit for the three months ended February 28, 2019 was $4,522,093, or 13% of revenue, compared to $3,189,318, or 31% of revenue, for the three months ended February 28, 2018. The decrease in gross profit percentage is primarily attributable to a shift in sales mix, increased freight-in charges, and product quality costs, along with the recent China trade tariffs that have been absorbed into costs of goods sold. Management views these tariffs as short-term and strategically decided not to pass on these tariff cost to drive market share.

Operating Expenses

Our operating expenses for the three months ended February 28, 2019 increased to $13,163,331, or 37% of total revenue, from $10,756,320, or 104% of total revenue, for the three months ended February 28, 2018. The increase in selling, general and administrative expenses is primarily due to the expansion of the business, primarily attributed to increased compensation cost, insurance, professional and facility expenses. For the three months ended February 28, 2019 and 2018, operating expenses included a gain of $5,602,336 and a loss of $6,684,754, respectively, related to the change in the fair value of contingent consideration. We will continue to make significant investments in infrastructure and supply chain to scale effectively.

Loss from Operations

Loss from operations for the three months ended February 28, 2019 was $8,641,238 compared to $7,567,002 for the three months ended February 28, 2018. The increase is primarily attributable to investment in infrastructure and personnel to scale the expanding business, offset partially by the gain on contingent consideration.

Other Expense

Other expense, during the three months ended February 28, 2019 was net expense of $273,660, as compared to net expense of $28,581 for the three months ended February 28, 2018. The increase is attributed to additional interest expense related to the increased credit line capacity and loss from the change in fair value of our equity investment, partially offset by the warrant liability gain.

Income Tax Expense

The provision for income taxes was $0 and $11,763, for the three-month periods ended February 28, 2019 and 2018, respectively.

Net Loss

Our net result for the three months ended February 28, 2019 was a net loss of $8,914,898, or $0.10 per share, compared to net loss of $7,607,346 or $0.12 per share, for the three months ended February 28, 2018.

Results of Operations - Comparison for the six-month periods ended February 28, 2019 and 2018

Revenue

For the six months ended February 28, 2019, our revenue increased to $60,495,973, compared to $19,208,492 for the six months ended February 28, 2018, which represents an increase of $41,287,481 or 215%. The increase was primarily attributable to significant organic growth across all markets, including California, following the adoption of adult use cannabis sales on January 1, 2018. In addition, vaping product related sales remained strong as this sector of the cannabis industry continues to perform well. In addition, we achieved strong growth for custom branded products as customers seek differentiated brand building solutions in line with regulatory requirements. Non-organic revenue related to acquisitions represented 7% of total revenue during the six months ended February 28, 2019.

Gross Profit

Gross profit for the six months ended February 28, 2019 was $7,751,231, or 13% of revenue, compared to $6,075,969, or 32% of revenue, for the six months ended February 28, 2018. The decrease in gross profit percentage is primarily attributable to a shift in sales mix, increased freight-in charges, and product quality costs, along with the recent China trade tariffs that have been absorbed into costs of goods sold. Management views these tariffs as short-term and strategically decided not to pass on these tariff cost to drive market share.

Operating Expenses

Our operating expenses for the six months ended February 28, 2019 increased to $24,850,580, or 41% of total revenue, from $17,948,030, or 93% of total revenue, for the six months ended February 28, 2018. The increase in selling, general and administrative expenses is due to the expansion of the business, primarily attributed to increased compensation cost, insurance, professional and facility expenses. For the six months ended February 28, 2019 and 2018, operating expenses included a gain of $5,208,071 and a loss of $11,141,256, respectively, related to the change in the fair value of contingent consideration. We will continue to make significant investments in infrastructure and supply chain to scale effectively.

Loss from Operations

Loss from operations for the six months ended February 28, 2019 was $17,099,349 compared to $11,872,061 for the six months ended February 28, 2018. The increase is primarily attributable to investment in infrastructure and personnel to scale the expanding business, offset partially by the gain on contingent consideration.

Other Expense Net

Other expense, during the six months ended February 28, 2019 was net expense of $394,623, as compared to net expense of $30,994 for the six months ended February 28, 2018. The increase is attributed to additional interest expense related to the increased credit line capacity and loss from the change in fair value of our equity investment, partially offset by the warrant liability gain.

Income Tax Expense

The provision for income taxes was $0 and $66,178, for the six-month periods ended February 28, 2019 and 2018, respectively.

Net Loss

Our net result for the six months ended February 28, 2019 was a net loss of $17,493,972 or $0.22 per share, compared to net loss of $11,969,233 or $0.20 per share, for the six months ended February 28, 2018.

Liquidity and Capital Resources

As of February 28, 2019, we had cash of $17,941,908 and a working capital surplus of $60,171,051 compared to cash of $13,466,807 and a working capital surplus of $35,206,363 as of August 31, 2018. Working capital increased by $24,964,688 or 71%. The increase in working capital is primarily due to an increase in net revenue for the six-month period ended February 28, 2019, as compared to the same period a year ago, and increased purchases of inventory to meet increased customer demand.

Cash Flows from Operating Activities

For the six-month period ended February 28, 2019, net cash used in operating activities was $34,753,957 compared to $5,432,819 in net cash used in operating activities for the six-month period ended February 28, 2018. The change is primarily attributed to an increase in inventory, including related prepayments, and accounts receivable during the six-month period ended February 28, 2019.

Cash Flows from Investing Activities

Net cash used in investing activities increased from $268,956 for the six-month period ended February 28, 2018 to $2,936,178 for the six-month period ended February 28, 2019, which can be primarily attributed to higher levels of equipment purchases during the current period.

Cash Flows from Financing Activities

Net cash provided by financing activities increased from $11,844,713 for the six-month period ended February 28, 2018 to $42,165,236 for the six-month period ended February 28, 2019. The increase is primarily attributed to the sale of common stock to investors.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates, other than the adoption of ASC 606, Revenue Recognition, as described in Note 2 to our condensed consolidated financial statement.

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

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of February 28, 2019.

The material weaknesses that existed on November 30, 2018 are described in Part I, Item 4 - Controls and Procedures in Amendment No 1 to our Quarterly Report on Form 10-K for the interim period ended November 30, 2018, filed with the SEC on April 11, 2019. The material weaknesses in our internal controls have been primarily due to the lack of proper segregation of duties, the lack of sufficient levels of proper supervision and review and a material weakness in the accounting, presentation, and disclosure of share-settled contingent consideration.

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

During the period covered by this Quarterly Report on Form 10-Q, we have not been able to remediate the material weaknesses described above. To remediate such weaknesses, we plan to appoint additional qualified personnel to address inadequate segregation of duties and implement modifications to our financial controls to address such inadequacies.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of February 28, 2019, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

To the best of the Company’s knowledge and belief, no material legal proceedings are currently pending or threatened.

Item 1A.	Risk Factors.

Item 1A of Part I of Amendment No.1 to our Annual Report on Form 10-K/A for the year ended August 31, 2018, filed with the SEC on April 11, 2019, contains risk factors identified by the Company. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business. To our knowledge and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes in the risk factors described in “Item 1A. Risk Factors” in Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2018.

Item 2.	Unregistered Sales of Equity Securities.

During the six months ended February 28, 2019, we granted 129,560 unregistered shares of our common stock for services pursuant to contracts, with an aggregate fair market value of $842,900.

During the six months ended February 28, 2019, we sold 9,076,664 shares of our common stock to investors in exchange for aggregate gross proceeds of approximately $41.6 million.

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

Exhibit Number	Description of Exhibit
4.1(1)	Form of Warrant dated January 18, 2019.
10.1(1)	Form of Securities Purchase Agreement dated January 18, 2019.
10.2(1)	Placement Agency Agreement, dated January 15, 2019, by and between KushCo Holdings, Inc. and Alliance Global Partners.
10.3#(2)	Severance Agreement, dated February 22, 2019, by and between KushCo Holdings, Inc. and Jim McCormick.
10.4#(3)	Offer Letter, dated February 27, 2019, by and between KushCo Holdings, Inc. and Rodrigo de Oliveira.
10.5#(3)	Offer Letter, dated February 27, 2019, by and between KushCo Holdings, Inc. and Jason Vegotsky.
10.6#(3)	Amendment to Offer Letter, dated February 27, 2019, by and between KushCo Holdings, Inc. and Christopher Tedford.
10.7#*	KushCo Holdings, Inc. 2016 Stock Incentive Plan, as amended.
31.1*	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed January 16, 2019) and incorporated by reference thereto.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed February 28, 2019) and incorporated by reference thereto.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed March 5, 2019) and incorporated by reference thereto.

*	Filed herewith.

**	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KUSHCO HOLDINGS, INC.

Date: April 15, 2019	By:	/s/ Nicholas Kovacevich
Nicholas Kovacevich
Chairman and Chief Executive Officer
(Principal executive officer)

Date: April 15, 2019	By:	/s/ Christopher Tedford
Christopher Tedford
Chief Financial Officer
(Principal financial and accounting officer)

