Form 10-Q
period 2019-05-31
KushCo Holdings, Inc.
filed 2019-07-09
CIK 1604627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act:  None

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 88,840,127 shares outstanding as of July 5, 2019.

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

Factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to:

•	Trends affecting our financial condition, results of operations or future prospects;

•	Our business and growth strategies;

•	Our financing plans and forecasts;

•	The factors that we expect to contribute to our success and our ability to be successful in the future;

•	Our business model and strategy for realizing positive results as sales increase;

•	Competition, including our ability to respond to such competition and its expectations regarding continued competition in the market in which we compete;

•	Our ability to meet our projected operating expenditures and the costs associated with development of new projects;

•	Our ability to pay dividends or to pay any specific rate of dividends, if declared;

•	The impact of new accounting pronouncements on our financial statements;

•	That our cash flows from operating activities will be sufficient to meet our operating expenditures;

•	Our market risk exposure and efforts to minimize risk;

•	Development opportunities and our ability to successfully take advantage of such opportunities;

•	Regulations, including tax law and practice, federal and state laws governing the cannabis industry, and tariff legislation;

•	The outcome of various tax audits and assessments, including appeals thereof, timing of resolution of such audits, our estimates as to the amount of taxes that will ultimately be owed and the impact of these audits on our financial statements;

•	Our overall outlook including all statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	That estimates and assumptions made in the preparation of financial statements in conformity with US GAAP may differ from actual results; and

•	Our expectations as to future financial performance, cash and expense levels and liquidity sources.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, Part I, Item 1A. “Risk Factors” in Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2018 filed with the SEC on April 11, 2019, and our other filings with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

KUSHCO HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2019
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

KUSHCO HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)

	May 31,	August 31,
	2019	2018
	(Unaudited)	(As Restated)
ASSETS
Current assets:
Cash	$12,230	$13,467
Accounts receivable, net of allowance	14,504	8,601
Prepaid expenses and other current assets	13,019	13,623
Inventory, net	53,013	11,814
Total current assets	92,766	47,505

Goodwill	52,267	52,267
Intangible assets, net	3,340	4,488
Property and equipment, net	8,813	4,135
Other assets	3,473	250
Total Assets	$160,659	$108,645

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,075	$2,822
Accrued expenses and other current liabilities	9,489	3,009
Contingent consideration payable	2,961	5,488
Notes payable - current portion	117	62
Line of credit	1,150	918
Total current liabilities	29,792	12,299

Long-term liabilities:
Notes payable	18,495	172
Warrant liability	8,221	14,430
Deferred rent	614	106
Total liabilities	57,122	27,007

Commitments and contingencies (Note 16)

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 265,000 shares authorized, 88,840 and 78,273 shares issued and outstanding as of May 31, 2019 and August 31, 2018, respectively	89	78
Additional paid-in capital	154,898	104,918
Accumulated deficit	(51,450)	(23,358)
Total stockholders’ equity	103,537	81,638
Total liabilities and stockholders’ equity	$160,659	$108,645

See accompanying notes to the condensed consolidated financial statements.

KUSHCO HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended May 31,		For the Nine months Ended May 31,
	2019	2018 (As Restated)	2019	2018 (As Restated)
Net revenue	$41,486	$12,905	$101,982	$32,113
Cost of goods sold	34,090	9,247	86,834	22,860
Gross profit	7,396	3,658	15,148	9,253

Operating expenses:
Selling, general and administrative	20,719	5,742	52,032	12,067
Gain on disposition of assets	-	-	(1,254)	-
Change in fair value of contingent consideration	2,961	7,041	(2,247)	18,182
Total operating expenses	23,680	12,783	48,531	30,249
Loss from operations	(16,284)	(9,125)	(33,383)	(20,996)

Other income (expense):
Change in fair value of warrant liability	6,254	-	7,309	-
Change in fair value of equity investment	(71)	-	(663)	-
Interest expense	(474)	(81)	(1,452)	(112)
Other income, net	(10)	-	110	-
Total other income (expense), net	5,699	(81)	5,304	(112)
Loss before income taxes	(10,585)	(9,206)	(28,079)	(21,108)
Income tax expense	13	-	13	66
Net loss	$(10,598)	$(9,206)	$(28,092)	$(21,174)

Net loss per share:
Basic and diluted net loss per common share	$(0.12)	$(0.14)	$(0.34)	$(0.34)

Basic and diluted weighted-average common shares outstanding	88,286	64,680	83,338	61,995

See accompanying notes to the condensed consolidated financial statements.

KUSHCO HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

	Common Shares		Additional Paid-in	Accumulated	Total Stockholders'
	Shares Issued	Amount	Capital	Deficit	Equity
Balances at August 31, 2018 (Restated)	78,273	$78	$104,918	$(23,358)	$81,638
Stock-based compensation	828	1	8,256	-	8,257
Stock sold to investors	9,077	9	41,584	-	41,593
Stock issued for acquisitions	662	1	140	-	141
Net loss	-	-	-	(28,092)	(28,092)
Balances at May 31, 2019	88,840	$89	$154,898	$(51,450)	$103,537

	Common Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders'
	Shares Issued	Amount	Capital	Deficit)	Equity
Balances at August 31, 2017 (Restated)	58,607	$59	$29,677	$979	$30,715
Stock-based compensation	1,265	1	3,570	-	3,571
Stock sold to investors	5,877	6	16,429	-	16,435
Stock issued for acquisitions	640	1	33,372	-	33,373
Net loss	-	-	-	(21,174)	(21,174)
Balances at May 31, 2018 (Restated)	66,389	$67	$83,048	$(20,195)	$62,920

See accompanying notes to the condensed consolidated financial statements.

KUSHCO HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)

(Unaudited)

	For the Nine Months Ended May 31,
	2019	2018 (As Restated)
Cash flows from operating activities
Net loss	$(28,092)	$(21,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,711	792
Gain on disposition of assets	(1,254)	-
Change in fair value of equity investment	663	-
Stock-based compensation	8,839	1,905
Change in fair value of warrant liability	(7,309)	-
Provision for deferred taxes	-	(273)
Change in fair value of contingent consideration	(2,247)	18,182
Changes in operating assets and liabilities:
Accounts receivable	(5,903)	(4,119)
Prepaids	(1,632)	(3,715)
Inventory	(41,313)	(6,068)
Other assets	(706)	(571)
Accounts payable	13,278	1,371
Accrued expenses and other current liabilities	6,485	869
Net cash used in operating activities	(57,480)	(12,801)

Cash flows from investing activities
Purchase of property, equipment and intangibles	(5,420)	(997)
Acquisition of Summit, net of cash received	-	(945)
Net cash used in investing activities	(5,420)	(1,942)

Cash flows from financing activities
Repayment of capital leases	(105)	(248)
Proceeds from (repayment of) notes payable	19,935	(583)
Proceeds from stock option exercises	42	246
Proceeds from sale of stock, net of costs	41,593	16,435
Proceeds from line of credit	94,808	2,434
Repayments on line of credit	(94,610)	-
Repayment of Summit loans	-	(712)
Payments for contingent consideration	-	(170)
Net cash provided by financing activities	61,663	17,402

Net (decrease) increase in cash	(1,237)	2,659
Cash at beginning of period	13,467	917
Cash at end of period	$12,230	$3,576

See accompanying notes to the condensed consolidated financial statements.

KUSHCO HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$959		$74
Income taxes	$-		$330
Non-cash investing and financing activities
Services prepaid for in common stock	$1,277		$1,421
Purchase of equity investment	$1,791		$-
Stock issued for acquisition of Hybrid	$141		$-
Purchase of property and equipment	$356		$204
Reclass Summit tax payable from loan payable short term		$-	$274

See accompanying notes to the condensed consolidated financial statements.

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the activity of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included in the condensed consolidated financial statements for the interim periods presented herein, but are not necessarily indicative of operating results to be achieved for full fiscal years or other interim periods. The condensed consolidated balance sheet as of August 31, 2018 was derived from the audited financial statements as of that date, as restated, but does not include all disclosures as required by GAAP. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended August 31, 2018, as restated, and notes thereto included in the Company’s Form 10-K/A for the year then ended and filed with the SEC on April 11, 2019.

References to amounts in these notes to condensed consolidated financial statements are in thousands, except per share data, unless otherwise specified.

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

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts)

(Unaudited)

Reclassifications

Certain classifications have been made to the prior year condensed consolidated financial statements to conform to the current year presentation. The reclassifications had no impact on previously reported net loss or retained earnings (accumulated deficit).

Accounts Receivable

Trade accounts receivable are carried at their estimated collectible amounts.  Trade credit is generally extended on a short-term basis, thus, trade receivables do not bear interest.  Trade accounts receivables are periodically evaluated for collectability based on past credit history and their current financial condition. The Company’s allowance for doubtful accounts was $578 and $1,000 as of May 31, 2019 and August 31, 2018, respectively.

Inventory

Inventories are stated at the lower of cost or net realizable value using the first-in first out (FIFO) method. The Company’s inventory consists of finished goods of $53,013 and $11,814 as of May 31, 2019 and August 31, 2018, respectively. The Company also makes prepayments against the future delivery of inventory classified as prepaid inventory. The Company’s prepaid inventory was $10,266 and $11,019 as of May 31, 2019 and August 31, 2018, respectively.

Net Loss Per Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, "Earnings per Share" (“ASC 260-10”).  Basic net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share is computed using the weighted-average number of common shares and common shares equivalents outstanding during the period using the treasury stock method.

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

(Amounts in thousands, except per share amounts)
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

Discounts provided to customers are accounted for as an element of the transaction price and as a reduction to revenue. Discounts were $5 and $140 for the three months ended May 31, 2019 and 2018, respectively, and $625 and $257 for the nine months ended May 31, 2019 and 2018, respectively.

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

In the following table, product sales are disaggregated as follows for the three and nine months ended May 31, 2018 and 2019:

	Three Months Ended May 31,		Nine months Ended May 31,
	2019	2018	2019	2018
Manufacturing	$40,956	$12,894	$100,992	$32,086
Services	530	11	990	27
Total Net Revenue	$41,486	$12,905	$101,982	$32,113

Advertising

The Company conducts advertising for the promotion of its products and services. In accordance with ASC subtopic 720-35-25 (“ASC 720”), advertising costs are charged to expense when incurred. Advertising costs were $207 and $225 for the three months ended May 31, 2019 and 2018, respectively. Advertising costs were $877 and $385 for the nine months ended May 31, 2019 and 2018, respectively.

Recently Issued Accounting Pronouncements

Fair Value Measurement (Topic 820), - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued ASU 2017-04, which provides guidance regarding the goodwill impairment testing process. The new standard eliminates Step 2 of the goodwill impairment test. If a company determines in Step 1 of the goodwill impairment test that the carrying value of goodwill is greater than the fair value, an impairment for that difference must be recorded in the income statement, rather than proceeding to Step 2. The new standard is effective for financial statements for annual periods beginning after December 15, 2019. Early adoption is permitted. Based on the Company’s most recent annual goodwill impairment test completed in fiscal 2018, the Company expects no initial impact on adoption.

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts)

(Unaudited)

Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued ASU 2016-13, which provides guidance on accounting for credit losses, including trade receivables. The guidance requires the application of a current expected credit loss model, which measure credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts. The guidance is effective for annual periods beginning after December 15, 2019. The guidance requires companies to apply the requirements using a modified retrospective approach. The Company is currently evaluating the potential impact of the adoption of this standard on our consolidated financial statements and required disclosures.

Leases (“ASC 842”). In February 2016, the FASB issued ASU No. 2016-02, which establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the consolidated balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption of ASC 842, which will increase the total assets and the total liabilities that the Company will report relative to such amounts prior to adoption. The Company does not expect the adoption of this ASU to have a material impact on the Company’s statement of operations.

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

Tables summarizing the effects of the restatement adjustments to the Company’s condensed consolidated balance sheet as of August 31, 2018 and condensed consolidated statements of operations as of and for the three and nine months ended May 31, 2018 were presented in Note 2, “Restatement” and Note 18, “Quarterly Information (Unaudited)” to the consolidated financial statements in the Amended 10-K.

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts)

(Unaudited)

NOTE 3 - ACQUISITION OF SUMMIT INNOVATIONS, LLC

On May 2, 2018, the Company completed its acquisition of Summit Innovations, LLC (“Summit”), a leading distributor of hydrocarbon gases to the legal cannabis industry. Pursuant to the terms of the merger agreement with Summit, Summit merged with and into KCH Energy, LLC, a wholly-owned subsidiary of the Company.

The acquisition was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations.  Total fixed purchase consideration at closing consisted of 1,280 shares of common stock and cash consideration of $905, net of cash received. Cash consideration of $188 and approximately 640 shares of common stock were held back by the Company for a period of 15 months for potential post-closing working capital and/or indemnification claims relating to, among other things, breaches of representations, warranties and covenants contained in the merger agreement. The former members of Summit were entitled to receive earn-out consideration of up to an additional 1,280 shares of the Company’s common stock, in the aggregate, based on the net revenue performance of the Summit business during a one-year period following the closing. As of May 31, 2019, the Company determined that the fair value of the contingent consideration was equal to $2,961. As a result, the Company will issue 707 common shares to the former members of Summit related to the earn-out consideration.

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

The acquisition was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations.  Total fixed consideration paid to the members of Hybrid at the closing included cash consideration consisting of an aggregate of $847 in cash, net of cash received, $82 in cash held back and share consideration consisting of an aggregate of 360 shares of the Company’s common stock. The former members of ZDCA may become entitled to receive cash contingent consideration of up to $485 and up to 213 common shares of equity consideration, based on the net revenue performance of Hybrid during the period September 1, 2018 through August 31, 2019. As of May 31, 2019, the Company determined that it did not appear likely that ZDCA would meet the minimum earnout target threshold. Accordingly, the Company estimated the fair value of the related contingent consideration to be zero.

NOTE 5 - CONCENTRATIONS OF RISK

Supplier Concentrations

The Company purchases inventory from various suppliers and manufacturers. For the nine months ended May 31, 2019, one vendor accounted for approximately 42% of total inventory purchases. For the nine months ended May 31, 2018, two vendors, accounted for approximately 14% of total inventory purchases.

Customer Concentrations

During the nine months ended May 31, 2019, there was one customer which represented over 10% of the Company’s revenues. During the nine months ended May 31, 2018, no customer represented over 10% of the Company’s revenues. As of May 31, 2019, there was one customer who represented 24% of accounts receivable. As of May 31, 2018, there were no customers who represented more than 10% of accounts receivable.

NOTE 6 - SALE OF RUB

On September 21, 2018, Smoke Cartel, Inc. (“Smoke Cartel”) and the Company entered into an agreement to sell a web domain and inventory related to the Company’s Roll-uh-Bowl (“RUB”) product line. The Company received 1,410 shares of Smoke Cartel common stock as part of the consideration for this transaction. The fair value of its equity investment as of September 21, 2018 was based upon the closing stock price of Smoke Cartel.

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts)

(Unaudited)

The following sets forth the calculation of the gain on disposition of assets upon completion of the sale:

Fair value of Smoke Cartel as of September 21, 2018	$1,790
RUB web domain and inventory sold	(536)
Gain on disposition of assets	$1,254

The sale of the RUB assets did not qualify as a discontinued operation as the sale is not a strategic shift that has (or will have) a major effect on the Company’s operations and financial results.

As of May 31, 2019, the 1,410 shares of Smoke Cartel were valued at $1,128 and is recorded in Other assets on the Company’s unaudited condensed consolidated balance sheet.

NOTE 7 - PROPERTY AND EQUIPMENT

The major classes of fixed assets consist of the following as of May 31, 2019 and August 31, 2018:

	May 31,	August 31,
	2019	2018
Machinery and equipment	$3,897	$2,938
Vehicles	677	381
Office Equipment	2,811	385
Leasehold improvements	1,889	1,319
Construction in Progress	1,392	-
	10,666	5,023
Accumulated Depreciation	(1,853)	(888)
	$8,813	$4,135

Of the $677 of vehicles as of May 31, 2019, $240 consisted of capital leased assets.

Depreciation and amortization expense was $397 and $113, for the three months ended May 31, 2019 and 2018, respectively. Of the $397 of depreciation and amortization expense related to property and equipment for the three months ended May 31, 2019, $266 is included in selling, general and administrative expense and $131 is included in cost of goods sold in the condensed consolidated statements of operations. Of the $113 of depreciation and amortization expense for the three months ended May 31, 2018, $71 is included in selling, general and administrative expense and $42 is included in cost of goods sold in the condensed consolidated statements of operations.

Depreciation and amortization expense was $965 and $228, for the nine months ended May 31, 2019 and 2018, respectively. Of the $965 of depreciation and amortization expense related to property and equipment for the nine months ended May 31, 2019, $623 is included in selling, general and administrative expense and $342 is included in cost of goods sold in the condensed consolidated statements of operations. Of the $228 of depreciation and amortization expense for the nine months ended May 31, 2018, $103 is included in selling, general and administrative expense and $125 is included in cost of goods sold in the condensed consolidated statements of operations.

NOTE 8 - INTANGIBLE ASSETS

Intangible assets consist of the following as of May 31, 2019 and August 31, 2018:

	Weighted Average	As of May 31, 2019			As of August 31, 2018
	Estimated	Gross			Gross
	Useful	Carrying	Accumulated	Net	Carrying	Accumulated	Net
Description	Life	Value	Amortization	Amount	Value	Amortization	Amount
Domain name	5 years	$-	$-	$-	$599	$(166)	$433
Trade name	6 years	2,600	(903)	1,697	2,600	(578)	2,022
Non-compete agreement	4 years	2,370	(727)	1,643	2,370	(337)	2,033
		$4,970	$(1,630)	$3,340	$5,569	$(1,081)	$4,488

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts)

(Unaudited)

Amortization expense was $237 and $188 for the three months ended and $746 and $564, for the nine months ended May 31, 2019 and 2018, respectively.

The following table shows the remaining estimated amortization expense associated with finite lived intangible assets as of May 31, 2019:

Intangible Assets
2019	$237
2020	947
2021	881
2022	747
2023	528
$3,340

NOTE 9 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following as of May 31, 2019 and August 31, 2018:

	May 31,	August 31,
	2019	2018
Customer deposits	$3,022	$769
Accrued compensation	3,328	993
Sales tax payable	833	432
Other accrued expenses	2,306	815
	$9,489	$3,009

NOTE 10 – DEBT

Line of Credit

On November 16, 2017, the Company and its wholly-owned subsidiary KIM International Corporation (“KIM”) as borrowers, and all of the Company’s other subsidiaries, as credit parties, entered into a Loan and Security Agreement (the “Loan Agreement”) with Gerber Finance Inc., as lender (“Gerber”), effective as of November 6, 2017. The Loan Agreement originally provided a secured revolving credit facility (the “Revolving Line”) in an aggregate principal amount of up to $2.0 million at any time outstanding. Under the original terms of the Loan Agreement, the principal amount of loans, plus the face amount of any outstanding letters of credit, at any time outstanding could not exceed up to 85% of the Company’s eligible receivables minus reserves. Under the terms of the Loan Agreement, the Company may also request letters of credit from Gerber. The proceeds of the loans under the Loan Agreement will be used for working capital and general corporate purposes. The Revolving Line has a maturity date of November 6, 2019. Borrowings under the Revolving Line accrues interest at a rate based on the prime rate as customarily defined, plus a margin of 3.0%. On March 8, 2018, the Company and KIM entered into a first amendment to the Loan Agreement with Gerber. Pursuant to the first amendment, the aggregate principal amount of the Revolving Line at any time outstanding was increased to $4.0 million and the principal amount of loans, plus the face amount of any outstanding letters of credit, at any time outstanding could not exceed the lesser of (i) 40% of the value of certain inventory and (ii) 50% of certain accounts receivable.

On November 9, 2018, the Company and KIM entered into a second amendment to the Loan Agreement with Gerber. Pursuant to the second amendment, the aggregate principal amount of the Revolving Line at any time outstanding was increased to $8.0 million. Additionally, subject to certain exceptions, the face amount of any outstanding letters of credit, at any time outstanding cannot exceed the lesser of (i) 25% of the value of certain inventory (increasing to 40% upon receipt of certain landlord waivers) and (ii) 50% of certain accounts receivable. In April 2019, the Company obtained a waiver of non-compliance with certain covenant violations associated with the restatements described in Note 2.

Long-term Debt

On April 29, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”), pursuant to which the Company agreed to issue and sell, and the Investor agreed to purchase, a Senior Note (the “Note”) in a private placement offering (the “Private Placement”) in the aggregate principal amount of $21.3 million (Aggregate Principal) with an original issue discount, and received gross proceeds of $20.0 million. The Note is a senior unsecured obligation of the Company, and unless earlier redeemed, will mature on the 18-month anniversary of the closing of the Private Placement (the “Maturity Date”). The Note does not bear interest, except upon the occurrence of any event of default.

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts)

(Unaudited)

On the Maturity Date, the Company must repay an amount equal to 120% of the Aggregate Principal. The Company has an option to redeem the Note (i) between the issuance date and three months following issuance at an amount equal to 106.5% of the Aggregate Principal with respect to outstanding principal and any accrued interest or late charges, (ii) between three and six months following issuance at an amount equal to 112% of the Aggregate Principal with respect to outstanding principal and any accrued interest or late charges, (iii) between six and ten months at an amount equal to 115% of the Aggregate Principal with respect to outstanding principal and any accrued interest or late charges, and (iv) thereafter through the Maturity Date at an amount equal to 120% of the Aggregate Principal with respect to outstanding principal and any accrued interest or late charges.

The Note includes customary affirmative and negative covenants, including a limitation on the Company’s ability to incur additional indebtedness, subject to certain permitted exceptions. The Note includes customary events of default including, among others, payment defaults, breach of covenant defaults, bankruptcy and insolvency defaults, cross defaults with certain indebtedness, a change of control default, judgment defaults, and inaccuracies of representations and warranties defaults. The Investor may require the Company to redeem, upon the occurrence of an event of default, all or a portion of the Note at a redemption premium of 135% of Aggregate Principal with respect to outstanding principal and any accrued interest or late charges. Any late payments under the Note will accrue late charges at a rate of 18% per annum.

Pursuant to the Purchase Agreement, the Company granted to the Investor participation rights for the longer of (i) the second anniversary of the closing of the Private Placement or (ii) the date when the Note is no longer outstanding, pursuant to which the Investor will receive pro rata rights to participate in future financing transactions up to an aggregate of 15% of such transactions (or, except for certain permitted indebtedness, up to an aggregate of 100% of debt issuances). See Note 12.

NOTE 11 - WARRANT LIABILITY

In June of 2018, the Company issued warrants to purchase 3,750 shares of its common stock to investors in a registered direct offering. The warrants have a term of five years from the date of issuance. The exercise price of the warrants is protected in the event the Company issues securities with a variable conversion or exercise price during the three-year period following the warrants’ issuance. Pursuant to ASC 815, the fair value of the warrants of $15,350 was recorded as a derivative liability on the issuance date.  The estimated fair values of the warrants were computed at issuance using an option pricing model.

The estimated fair value of the outstanding warrant liability was $7,410 and $14,430 as of May 31, 2019 and August 31, 2018, respectively.

Increases or decreases in the fair value of the derivative liability are included as a component of other income (expense) in the accompanying condensed consolidated statements of operations for the respective period. Accordingly, the changes to the derivative liability for warrants resulted in a decrease of $5,965 and $7,020 in warrant liability and a corresponding gain for the three and nine months ended May 31, 2019.

The estimated fair value of the warrants was computed as of May 31, 2019 and August 31, 2018 using the following assumptions:

	May 31,	August 31,
	2019	2018
Stock price volatility	69%	81%
Risk-free interest rates	1.93%	2.74%
Annual dividend yield	-%	-%
Term (years)	4.0	4.0

In addition, as applicable management assessed the probabilities of future financing assumptions in the valuation models.

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts)

(Unaudited)

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

The Company accounts for its investment in Smoke Cartel at fair value. On September 21, 2018, Smoke Cartel and the Company entered into an agreement to sell the RUB web domain and inventory related to this product line and in exchange, received 1,410 shares of Smoke Cartel common stock (see Note 6 above.) The fair value of its investment as of September 21, 2018 and May 31, 2019 was based upon the closing stock price of Smoke Cartel. The investment was classified as a Level 2 financial instrument.

In connection with the Company’s registered direct offering in June 2018, the Company issued warrants to purchase shares of its common stock and recorded embedded conversion features which are accounted for as derivative liabilities (see Note 11 above.) The estimated fair value of the derivatives is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

In connection with the Company’s private placement offering in April 2019, the Company entered into a Purchase Agreement, whereby it granted to the Investor participation rights in future financing transactions up to an aggregate of 15% of such transactions (or, except for certain permitted indebtedness, up to an aggregate of 100% of debt issuances). These participation rights are recorded as a derivative liability with estimated fair value determined using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

The following tables details the fair value measurements within the fair value hierarchy of the Company’s financial instruments, which includes the Level 2 assets and the Level 3 liabilities:

	Fair Value at May 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Equity investment	$1,728	$-	$1,728	$-
Liabilities:
Participation rights derivative liability	811	-	-	811
Contingent consideration payable	2,961			2,961
Warrant liability	7,410	-	-	7,410
Total liabilities	$11,182	$-	$-	$11,182

	Fair Value at August 31, 2018
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration payable	$5,488	$-	$-	$5,488
Warrant liability	14,430	-	-	14,430
Total liabilities	$19,918	$-	$-	$19,918

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts)

(Unaudited)

The following table reflects the activity for the Company’s investment in Smoke Cartel measured at fair value using Level 2 inputs:

Investment in Smoke Cartel
Balance at August 31, 2018	$-
Acquisition of equity investment	1,791
Adjustments to estimated fair value	(663)
Balance at May 31, 2019	$1,128

The following table reflects the activity for the Company’s warrant derivative liability for the June 2018 registered offering measured at fair value using Level 3 inputs:

Warrant Liability
Balance at August 31, 2018	$14,430
Adjustments to estimated fair value	(7,020)
Balance at May 31, 2019	$7,410

The following table reflects the activity for the Company’s participation rights derivative liability for the April 2019 private debt offering measured at fair value using Level 3 inputs:

Warrant Liability
Balance at April 30, 2019	$1,100
Adjustments to estimated fair value	(289)
Balance at May 31, 2019	$811

The following table reflects the activity for the Company’s contingent consideration measured at fair value using Level 3 inputs:

Total
As of August 31, 2018	$5,488
Change in Fair Value	394
As of November 30, 2018	5,882
Change in Fair Value	(5,602)
Cash Payment	(140)
Settled in shares- Hybrid	(140)
As of February 28, 2019	-
Change in Fair Value	2,961
As of May 31, 2019	$2,961

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

NOTE 13 - STOCKHOLDERS' EQUITY

Preferred Stock

The authorized preferred stock is 10,000 shares with a par value of $0.001. As of May 31, 2019, and August 31, 2018, the Company has no shares of preferred stock issued or outstanding.

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts)

(Unaudited)

Common Stock

The authorized common stock is 265,000 shares with a par value of $0.001. As of May 31, 2019, and August 31, 2018, 88,840 and 78,273 shares were issued and outstanding, respectively.

On January 15, 2019, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which the Company sold an aggregate of 6,476 shares of its common stock and warrants to purchase 3,238 shares of common stock in a registered direct offering. The securities were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-221910) initially filed with the Securities and Exchange Commission on December 5, 2017, as amended on January 25, 2018 and February 14, 2018, and declared effective on February 28, 2018, and an additional registration statement on Form S-3 filed pursuant to Rule 462(b) under the Securities Act, which became effective upon filing on January 16, 2019. Subject to certain ownership limitations, the warrants became immediately exercisable at an exercise price equal to $5.75 per share of common stock. The warrants are exercisable for five years from the date of issuance. The combined per share purchase price for a share of common stock and a half of a warrant was $5.25. The offering closed on January 18, 2019 with aggregate gross proceeds of approximately $34.0 million. The aggregate net proceeds from the offering, after deducting the placement agent fees and other estimated offering expenses, were approximately $31.2 million.

During the nine months ended May 31, 2019, the Company sold 9,077 shares of its common stock to investors in exchange for aggregate net proceeds of approximately $41.6 million.

During the nine months ended May 31, 2018, the Company sold 5,877 shares of its common stock to investors in exchange for cash of $16.4 million.

Stock-based Compensation

The Company recorded stock-based compensation-related charges of $8,771 and $1,905 to additional paid in capital for the nine months ended May 31, 2019 and 2018, respectively, in connection with the issuance of shares of common stock and amortization of stock option expense for stock awards issued to employees and directors as compensation and to service providers as consideration for services received.

During the nine months ended May 31, 2018, the Company entered into a separation agreement dated as of January 12, 2018 with one employee. The Company issued 100 restricted common shares as part of the separation agreement to this employee, which valued at $667 and was recorded as stock-based compensation as of May 31, 2018.

Stock Options

The Company’s 2016 Stock Incentive Plan (the “Plan”) was adopted on February 9, 2016. The Plan, as amended, permits the grant of share options and shares to its employees and directors for up to 18,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant; those option awards generally vest based on three years of continuous service and have 10-year contractual terms.

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

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts)

(Unaudited)

The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the nine months ended May 31, 2019 and 2018:

	May 31,	May 31,
	2019	2018
Expected term in years	1-3	1-4
Expected volatility	69% - 87%	60%
Risk-free interest rate	2.29% -3.01%	0.67% - 0.81%
Expected dividend yield	-%	-%

The expected life is computed using the simplified method, which is the average of the vesting term and the contractual term. The expected volatility is based on management's analysis of historical volatility. The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected term of the related option at the time of the grant. While the Company believes these estimates are reasonable, the compensation expense recorded would increase if the expected life was increased, a higher expected volatility was used, or if the expected dividend-yield increased.

During the nine months ended May 31, 2019 and 2018, the Company granted 6,936 and 4,096 stock options, respectively, pursuant to the Company’s 2016 Stock Incentive Plan. A summary of the Company’s stock option activity during the nine months ended May 31, 2019 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value

Balance Outstanding, August 31, 2018	9,368	$3.85	9.1	$14,463
Granted	6,936	$5.63	-	-
Exercised	(534)	$3.69	-	-
Forfeited	(3,108)	$4.08	-	-
Balance Outstanding, May 31, 2019	12,662	$4.78	9.2	$4,131
Exercisable, May 31, 2019	2,945	$3.22	8.5	$3,427

The weighted-average grant-date fair value of options granted during the nine months ended May 31, 2019 and 2018, was $2.59 and $2.22, respectively.

During the nine months ended May 31, 2019 and 2018, the aggregate intrinsic value of stock options exercised was $2,773 and $4,503, respectively.

As of May 31, 2019, there was $23,741 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.3 years.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts)

(Unaudited)

Securities class and derivative litigation

During the three months ended May 31, 2019, lawsuits have been filed in California federal and state court by various purported shareholders against, variously, the Company, each of the current members of the Company’s Board of Directors, and certain of our current and former officers, alleging, among other things, federal securities law violations and/or related breaches of fiduciary duties in connection with the Company’s April 2019 restatement of certain prior period financial statements. In general, the lawsuits assert the same or similar allegations, including that defendants artificially inflated the Company’s securities prices by knowingly making materially false and misleading statements and omissions to the investing public about the Company’s financial statements, business, operations, management, and internal controls.

May v. KushCo Holdings, Inc., et al.  Filed April 30, 2019. Case No. 8:19-cv-00798-JLS-KES, U.S. District Court for the Central District of California.  This putative shareholder class action against the Company and certain of its current and former officers alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, and seeks unspecified compensatory damages and other relief on behalf of a class of purchasers of the Company’s securities between July 13, 2017 and April 9, 2019, inclusive. In July 2019, purported Company shareholders filed motions for appointment of lead counsel and lead plaintiffs. The motions are scheduled to be heard by the court in September 2019. No trial date has been set. The Company intends to vigorously defend itself against these claims.

Salsberg v. Kovacevich, et al. Filed May 24, 2019. Case No. 8:19-cv-00998-JLS-KES, U.S. District Court for the Central District of California. This purported shareholder derivative action against certain current and former directors and officers alleges, among other things, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The Company is named as a nominal defendant and the plaintiff seeks, among other things, corporate governance reforms, and disgorgement of profits, benefits, and compensation obtained by the defendants from the alleged conduct, to be paid to the Company. The Company intends to vigorously defend itself against these claims.

Neysmith v. Baum, et al. Filed May 31, 2019. Case No. 8:19-cv-01070-JLS-KES, U.S. District Court for the Central District of California. This purported shareholder derivative action against certain current and former directors and officers alleges, among other things, breach of fiduciary duty, waste of corporate assets, and violations of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder.  The Company is named as a nominal defendant and the plaintiff seeks, among other things, corporate governance reforms, and an award of costs and disbursements of the actions, to be paid to the plaintiff. The Company intends to vigorously defend itself against these claims.

Savage vs. Kovacevich, et al. Filed June 14, 2019. Case No. 30-2019-01077191-CU-MC-NJC, Superior Court of California, County of Orange. This purported shareholder derivative action against certain current and former directors and officers alleges, among other things, breach of fiduciary duty, waste of corporate assets, and unjust enrichment.  The Company is named as a nominal defendant and the plaintiff seeks, among other things, corporate governance reforms, and unspecified damages and restitution from the defendants, to be paid to the Company. The Company intends to vigorously defend itself against these claims.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, all amounts herein are expressed in thousands, except per share data.

Cautionary Statement Concerning Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item I within this Quarterly Report on Form 10-Q and the audited consolidated financial statements in Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2018 filed with the SEC on April 11, 2019.  This report contains “forward-looking statements.” The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

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

Acquisitions

On May 1, 2017 (“Merger Date”), we and our wholly-owned subsidiary, KBCMP, Inc. (“Merger Sub”), entered into an Agreement of Merger (the “Merger Agreement”) with Lancer West Enterprises, Inc. and Walnut Ventures, pursuant to which each of Lancer West Enterprises, Inc. and Walnut Ventures were merged with and into Merger Sub, with Merger Sub as the surviving corporation, resulting in our indirect acquisition of CMP Wellness, LLC (“CMP”). Prior to the merger, CMP was owned 100% by Lancer West Enterprises, Inc. and Walnut Ventures. Membership interest in CMP was the sole asset of Lancer West Enterprises, Inc. and Walnut Ventures. As a result, CMP became our wholly owned subsidiary. CMP is a distributor of vaporizers, cartridges and accessories.

The purchase price for CMP consisted of an aggregate of $1,500 in cash, unsecured promissory notes in the aggregate principal amount of approximately $771 having a one-year maturity, and an aggregate of 7,800 restricted shares of the Company’s common stock.  The purchase price is subject to customary post-closing adjustments with respect to confirmation of the levels of working capital and cash held by CMP as of the closing.  During the one-year period following the closing, the former owners of CMP became entitled to receive approximately $1,905 in cash, in the aggregate, and approximately 4,741 shares of our common stock, in the aggregate, based on the performance of CMP during the earn-out period. The Company determined that the fair value of share-settled contingent consideration was equal to $26,217.

On May 2, 2018, we completed our acquisition of Summit Innovations, LLC (“Summit”), a leading distributor of hydrocarbon gases to the legal cannabis industry. Pursuant to the terms of the merger agreement, Summit merged with and into our wholly owned subsidiary, KCH Energy, LLC (“KCH”), with KCH as the surviving entity. The consideration paid to the members of Summit at the closing included cash consideration, consisting of an aggregate of $905 in cash, net of cash received, and an aggregate of 1,280 shares of our common stock. Cash consideration of $188 and approximately 640 shares of common stock were held back by us for a period of 15 months for potential post-closing working capital and/or indemnification claims relating to, among other things, breaches of representations, warranties and covenants contained in the merger agreement. The former members of Summit may become entitled to receive earn-out consideration of up to an additional 1,280 shares of common stock, in the aggregate, based on the net revenue performance of the Summit business during a one-year period following the closing. As of May 31, 2019, the Company determined that the fair value of the contingent consideration was equal to $2,961. As a result, the Company will issue 707 common shares to the former members of Summit related to the earn-out consideration.

On July 11, 2018, we completed our acquisition of Zack Darling Creative Associates (“ZDCA”), and its wholly-owned subsidiary The Hybrid Creative, LLC (“Hybrid”), which together operated as a specialist design agency. Pursuant to the terms of the purchase agreement with the members of ZDCA, we purchased the entire issued member interest of ZDCA. Following the acquisition, ZDCA operates as a wholly-owned subsidiary of the Company, with Hybrid continuing to operate as wholly-owned subsidiary of ZDCA.

The fixed consideration paid to the members of Hybrid at the closing included cash consideration consisting of an aggregate of $847 in cash, net of cash received, $82 in cash held back and share consideration consisting of an aggregate of 360 shares of our common stock. The former members of ZDCA may become entitled to receive cash contingent consideration of up to $485 and up to 213 shares of our common stock, based on the net revenue performance of Hybrid during the period September 1, 2018 through August 31, 2019. As of May 31, 2019, we concluded that it did not appear likely that ZDCA would meet the minimum earnout target threshold. Accordingly, we estimated the fair value of the related contingent consideration to be zero.

Line of Credit

On November 16, 2017, we and KIM International Corporation (“KIM”), our wholly-owned subsidiary, as borrowers, and all of our other subsidiaries, as credit parties, entered into a Loan and Security Agreement (the “Loan Agreement”) with Gerber Finance Inc., as lender (“Gerber”), effective as of November 6, 2017. The Loan Agreement originally provided a secured revolving credit facility (the “Revolving Line”) in an aggregate principal amount of up to $2.0 million at any time outstanding. Under the terms of the original Loan Agreement, the principal amount of loans, plus the face amount of any outstanding letters of credit, at any time outstanding could not exceed up to 85% of our eligible receivables minus reserves. Under the terms of the Loan Agreement, we may also request letters of credit from Gerber. The proceeds of the loans under the Loan Agreement will be used for working capital and general corporate purposes. The Revolving Line has a maturity date of November 6, 2019. Borrowings under the Revolving Line accrues interest at a rate based on the prime rate as customarily defined, plus a margin of 3.0%.  On March 8, 2018, we and KIM entered into a first amendment to the Loan Agreement with Gerber. Pursuant to the first amendment, the aggregate principal amount of the Revolving Line at any time outstanding was increased to $4.0 million and the principal amount of loans, plus the face amount of any outstanding letters of credit, at any time outstanding could not exceed the lesser of (i) 40% of the value of certain inventory and (ii) 50% of certain accounts receivable.

On November 9, 2018, we and KIM entered into a second amendment to the Loan Agreement with Gerber. Pursuant to the second amendment, the aggregate principal amount of the revolving credit facility at any time outstanding was increased to $8.0 million. Additionally, subject to certain exceptions, the face amount of any outstanding letters of credit, at any time outstanding cannot exceed the lesser of (i) 25% of the value of certain inventory (increasing to 40% upon receipt of certain landlord waivers) and (ii) 50% of certain accounts receivable. In April 2019, the Company obtained a waiver of non-compliance with certain covenant violations associated with the restatements described in Note 2.

Long-Term Debt

On April 29, 2019, we entered into a Securities Purchase Agreement with an institutional investor, pursuant to which we agreed to issue and sell, and the Investor agreed to purchase, a Senior Note (the “Note”) in a private placement offering in the aggregate principal amount of $21.3 million with an original issue discount, and received gross proceeds of $20.0 million.

The Note is a senior unsecured obligation, and unless earlier redeemed will mature on the 18-month anniversary of the closing of the Private Placement. The Note does not bear interest except upon the occurrence of any event of default.

On the Maturity Date, we must repay an amount equal to 120% of the Aggregate Principal. The Company has an option to redeem the Note (i) between the issuance date and three months following issuance at an amount equal to 106.5% of the Aggregate Principal with respect to outstanding principal and any accrued interest or late charges, (ii) between three and six months following issuance at an amount equal to 112% of the Aggregate Principal with respect to outstanding principal and any accrued interest or late charges, (iii) between six and ten months at an amount equal to 115% of the Aggregate Principal with respect to outstanding principal and any accrued interest or late charges, and (iv) thereafter through the Maturity Date at an amount equal to 120% of the Aggregate Principal with respect to outstanding principal and any accrued interest or late charges.

The Note includes customary affirmative and negative covenants, including a limitation on the Company’s ability to incur additional indebtedness, subject to certain permitted exceptions. The Note includes customary events of default including, among others, payment defaults, breach of covenant defaults, bankruptcy and insolvency defaults, cross defaults with certain indebtedness, a change of control default, judgment defaults, and inaccuracies of representations and warranties defaults. The Investor may require the Company to redeem, upon the occurrence of an event of default, all or a portion of the Note at a redemption premium of 135% of Aggregate Principal with respect to outstanding principal and any accrued interest or late charges. Any late payments under the Note will accrue late charges at a rate of 18% per annum.

Pursuant to the Purchase Agreement, the Company granted to the Investor participation rights for the longer of (i) the second anniversary of the closing of the Private Placement or (ii) the date when the Note is no longer outstanding, pursuant to which the Investor will receive pro rata rights to participate in future financing transactions up to an aggregate of 15% of such transactions (or, except for certain permitted indebtedness, up to an aggregate of 100% of debt issuances).

Results of Operations - Comparison for the three month periods ended May 31, 2019 and 2018

Revenue

For the three months ended May 31, 2019, our revenue increased to $41,486 compared to $12,905 for the three months ended May 31, 2018, which represents an increase of $28,581 or 221%. The increase was primarily attributable to significant organic growth across all markets, including California, following the adoption of adult use cannabis sales on January 1, 2018. From product portfolio standpoint, vaping product related sales remained strong as this sector of the cannabis industry continues to perform well. In addition, we achieved strong growth for custom branded products as customers seek differentiated brand building solutions in line with regulatory requirements. Non-organic revenue related to acquisitions represented 8% of total revenue during the three months ended May 31, 2019.

Gross Profit

Gross profit for the three months ended May 31, 2019 was $7,396, or 18% of revenue, compared to $3,658, or 28% of revenue, for the three months ended May 31, 2018. The decrease in gross profit percentage is primarily attributable to a shift in sales mix, along with the recent China trade tariffs that have been absorbed into costs of goods sold. Effective as of the end of May 2019, we have implemented a tariff supplement fee billed to our customers.

Operating Expenses

Our operating expenses for the three months ended May 31, 2019 increased to $23,680, or 57% of total revenue, from $12,783 or 99% of total revenue, for the three months ended May 31, 2018. The increase in selling, general and administrative expenses is primarily due to the expansion of the business, primarily attributed to increased compensation cost, insurance, professional service fees, freight-out expenses, and facilities costs. For the three months ended May 31, 2019 and 2018, operating expenses included a loss of $2,961 and $7,041, respectively, related to the change in the fair value of contingent consideration. We will continue to make significant investments in infrastructure and supply chain to scale effectively.

Loss from Operations

Loss from operations for the three months ended May 31, 2019 was $16,284 compared to $9,125 for the three months ended May 31, 2018. The increase is primarily attributable to our continued investment in infrastructure and personnel to scale our expanding business and by the loss on contingent consideration.

Other Expense

Other expense, during the three months ended May 31, 2019 was a net gain of $5,699, as compared to net expense of $81 for the three months ended May 31, 2018. The increase in other income is attributed to income from the change in fair value of our warranty liability, partially offset by higher interest expense related to the increased credit line capacity and the long-term notes payable which was issued in April 2019.

Income Tax Expense

The provision for income taxes was an expense of $13 and $0, for the three-month periods ended May 31, 2019 and 2018, respectively.

Net Loss

Our net result for the three months ended May 31, 2019 was a net loss of $10,598, or $0.12 per share, compared to net loss of $9,206, or $0.14 per share, for the three months ended May 31, 2018.

Results of Operations - Comparison for the nine month periods ended May 31, 2019 and 2018

Revenue

For the nine months ended May 31, 2019, our revenue increased to $101,982, compared to $32,113 for the nine months ended May 31, 2018, which represents an increase of $69,869 or 218%. The increase was primarily attributable to significant organic growth across all markets, including California, following the adoption of adult use cannabis sales on January 1, 2018. In addition, vaping product related sales remained strong as this sector of the cannabis industry continues to perform well. In addition, we achieved strong growth for custom branded products as customers seek differentiated brand building solutions in line with regulatory requirements. Non-organic revenue related to acquisitions represented 8% of total revenue during the nine months ended May 31, 2019.

Gross Profit

Gross profit for the nine months ended May 31, 2019 was $15,148, or 15% of revenue, compared to $9,253, or 29% of revenue, for the nine months ended May 31, 2018. The decrease in gross profit percentage is primarily attributable to a shift in sales mix, increased freight-in charges, product quality costs, along with the recent China trade tariffs that have been absorbed into costs of goods sold. Effective as of the end of May 2019, we implemented a tariff supplement fee billed to our customers.

Operating Expenses

Our operating expenses for the nine months ended May 31, 2019 increased to $48,531, or 48% of total revenue, from $30,249, or 94% of total revenue, for the nine months ended May 31, 2018. The increase in selling, general and administrative expenses is due to the expansion of the business, primarily attributed to increased compensation cost, insurance, professional, freight-out, and facilities costs. For the nine months ended May 31, 2019 and 2018, operating expenses included a gain of $2,247 and a loss of $18,182, respectively, related to the change in the fair value of contingent consideration. In addition, our operating expenses for the nine months ended May 31, 2019, included gain on disposition of assets of $1,254. We will continue to make significant investments in infrastructure and supply chain to scale effectively.

Loss from Operations

Loss from operations for the nine months ended May 31, 2019 was $33,383 compared to $20,996 for the nine months ended May 31, 2018. The increase is primarily attributable to our continued investment in infrastructure and personnel to scale our expanding business, partially offset by the gain on contingent consideration and gain on disposition of assets.

Other Expense Net

Other expense, during the nine months ended May 31, 2019 was net gain of $5,304, as compared to net expense of $112 for the nine months ended May 31, 2018. The increase in income is attributed to gain from the change in fair value of warrant liability, partially offset by the additional interest expense related to the increased credit line capacity and the long-term notes payable which was issued in April 2019.

Income Tax Expense

The provision for income taxes was an expense of $13 and $66 for the nine-month periods ended May 31, 2019 and 2018, respectively.

Net Loss

Our net result for the nine months ended May 31, 2019 was a net loss of $28,092 or $0.34 per share, compared to net loss of $21,174 or $0.34 per share, for the nine months ended May 31, 2018.

Liquidity and Capital Resources

As of May 31, 2019, we had cash of $12,230 and a working capital surplus of $62,974 compared to cash of $13,467 and a working capital surplus of $35,206 as of August 31, 2018. The increase in working capital is primarily due to increases in inventory to meet increasing customer demand and increases in accounts receivables attributable to the substantial increase in revenues compared with the prior year.

Cash Flows from Operating Activities

For the nine month period ended May 31, 2019, net cash used in operating activities was $57,480 compared to $12,801 in net cash used in operating activities for the nine month period ended May 31, 2018. The change is primarily attributed to an increase in inventory, including related prepayments, and accounts receivable during the nine month period ended May 31, 2019.

Cash Flows from Investing Activities

Net cash used in investing activities increased from $1,942 for the nine month period ended May 31, 2018 to $5,420 for the nine month period ended May 31, 2019, which can be primarily attributed to higher levels of equipment purchases and technology investments during the current period.

Cash Flows from Financing Activities

Net cash provided by financing activities increased from $17,402 for the nine month period ended May 31, 2018 to $61,663 for the nine month period ended May 31, 2019. The increase is primarily attributed to the sale of common stock to investors and proceeds from the issuance of long-term debt.

We manage our liquidity and financial position in the context of our overall business strategy. We continually forecast and manage our cash, working capital balances, and capital structure to meet the short-term and long-term obligations of our business while seeking to maintain liquidity and financial flexibility. We have historically funded our operations primarily through the cash flows generated from our operations, borrowings available under our credit facility and from proceeds from the issuance of debt and equity.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates, other than the adoption of ASC 606, Revenue Recognition, as described in Note 1 to our condensed consolidated financial statement.

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

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of May 31, 2019.

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

We have taken steps to enhance our internal controls over financial reporting and plan to take additional steps to remediate the material weaknesses. Specifically:

•	We appointed additional independent members with public company board experience to our board of directors, such that our board of directors is now composed of a majority of independent directors;

•	On March 9, 2018, our board of directors formed an Audit Committee composed entirely of independent directors that, among other things, assists the board of directors in its oversight of the integrity of our financial statements and our financing reporting processes and systems of internal control;

•	The Company announced the hiring of our new Chief Financial Officer, Christopher Tedford, with significant sales and distribution experience who will focus on the development of the finance and accounting function;

•	We added staff to our finance team, and outsourced to third party the assessment of certain complex transactions under US GAAP;

•	In January 2018, we hired a controller with public company experience;

•	We have adopted a Code of Business Conduct and Ethics and a whistleblower policy;

•	In February 2019, we engaged a national accounting advisory firm to assist with the design and implementation of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”); and.

•	In June 2019, we hired a director of internal audit with extensive training and experience associated with COSO and Sarbanes-Oxley Section 404 compliance.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of May 31, 2019, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Securities class and derivative litigation

During the three months ended May 31, 2019, lawsuits have been filed in California federal and state court by various purported shareholders against, variously, the Company, each of the current members of the Company’s Board of Directors, and certain of our current and former officers, alleging, among other things, federal securities law violations and/or related breaches of fiduciary duties in connection with the Company’s April 2019 restatement of certain prior period financial statements. In general, the lawsuits assert the same or similar allegations, including that defendants artificially inflated the Company’s securities prices by knowingly making materially false and misleading statements and omissions to the investing public about the Company’s financial statements, business, operations, management, and internal controls.

May v. KushCo Holdings, Inc., et al.  Filed April 30, 2019. Case No. 8:19-cv-00798-JLS-KES, U.S. District Court for the Central District of California.  This putative shareholder class action against the Company and certain of its current and former officers alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, and seeks unspecified compensatory damages and other relief on behalf of a class of purchasers of the Company’s securities between July 13, 2017 and April 9, 2019, inclusive.  In July 2019, purported Company shareholders filed motions for appointment of lead counsel and lead plaintiffs. The motions are scheduled to be heard by the court in September 2019. No trial date has been set. The Company intends to vigorously defend itself against these claims.

Salsberg v. Kovacevich, et al. Filed May 24, 2019. Case No. 8:19-cv-00998-JLS-KES, U.S. District Court for the Central District of California. This purported shareholder derivative action against certain current and former directors and officers alleges, among other things, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The Company is named as a nominal defendant and the plaintiff seeks, among other things, corporate governance reforms, and disgorgement of profits, benefits, and compensation obtained by the defendants from the alleged conduct, to be paid to the Company. The Company intends to vigorously defend itself against these claims.

Neysmith v. Baum, et al. Filed May 31, 2019. Case No. 8:19-cv-01070-JLS-KES, U.S. District Court for the Central District of California. This purported shareholder derivative action against certain current and former directors and officers alleges, among other things, breach of fiduciary duty, waste of corporate assets, and violations of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder.  The Company is named as a nominal defendant and the plaintiff seeks, among other things, corporate governance reforms, and an award of costs and disbursements of the actions, to be paid to the plaintiff.  The Company intends to vigorously defend itself against these claims.

Savage vs. Kovacevich, et al. Filed June 14, 2019. Case No. 30-2019-01077191-CU-MC-NJC, Superior Court of California, County of Orange. This purported shareholder derivative action against certain current and former directors and officers alleges, among other things, breach of fiduciary duty, waste of corporate assets, and unjust enrichment.  The Company is named as a nominal defendant and the plaintiff seeks, among other things, corporate governance reforms, and unspecified damages and restitution from the defendants, to be paid to the Company.  The Company intends to vigorously defend itself against these claims.

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

During the nine months ended May 31, 2019, we granted 130 unregistered shares of our common stock for services pursuant to contracts, with an aggregate fair market value of $843.

During the nine months ended May 31, 2019, we sold 9,077 shares of our common stock to investors in exchange for aggregate gross proceeds of approximately $41.6 million.

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

Exhibit Number	Description of Exhibit
4.1(1)	Form of Senior Note dated April 30, 2019.
10.1#(2)	Offer Letter, dated February 27, 2019, by and between KushCo Holdings, Inc. and Rodrigo de Oliveira.
10.2#(2)	Offer Letter, dated February 27, 2019, by and between KushCo Holdings, Inc. and Jason Vegotsky.
10.3(1)	Securities Purchase Agreement, dated April 29, 2019, by and between KushCo Holdings, Inc. and HB Sub Fund II LLC.
10.4#(3)	Amendment to Offer Letter, dated June 7, 2019, by and between KushCo Holdings, Inc. and Rodrigo de Oliveira.
31.1*	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed April 30, 2019) and incorporated by reference thereto.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed March 5, 2019) and incorporated by reference thereto.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed June 11, 2019) and incorporated by reference thereto.

*	Filed herewith.

**	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KUSHCO HOLDINGS, INC.

Date: July 9, 2019	By:	/s/ Nicholas Kovacevich
Nicholas Kovacevich
Chairman and Chief Executive Officer
(Principal executive officer)

Date: July 9, 2019	By:	/s/ Christopher Tedford
Christopher Tedford
Chief Financial Officer
(Principal financial and accounting officer)