Form 10-K
period 2019-08-31
KushCo Holdings, Inc.
filed 2019-11-12
CIK 1604627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED AUGUST 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___ TO ___

Commission File Number: 000-55418

KUSHCO HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-5268202
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6261 Katella Avenue, Suite 250, Cypress, CA 90630

(Address of principal executive offices, including zip code)

(714) 462-4603

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	KSHB	OTCQX

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

☐   Yes     ☒    No

The aggregate market value of the voting and non-voting common equity held by non-affiliates on February 28, 2019 was approximately $429,262,171.

As of November 7, 2019, there were 107,360,577 shares of our common stock issued and outstanding.

KUSHCO HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED AUGUST 31, 2019

FORWARD-LOOKING STATEMENTS

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “KushCo”, “the Company”, “we,” “us,” and “our,” refer to KushCo Holdings, Inc., a Nevada corporation, and its subsidiaries.

Forward-Looking Statements

This Annual Report on Form 10-K contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements are principally, but not exclusively, contained in “Item 1: Business” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks and uncertainties in detail under the heading “Item 1A. Risk Factors” beginning on page 11 of this Annual Report on Form 10-K. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences. Given these risks and uncertainties, you should not place undue reliance on any forward-looking statements. In addition, the forward-looking statements in this Annual Report on Form 10-K are made as of the date of this report, and we do not undertake, and expressly disclaims any duty, to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

PART I

Item 1.   Business

Company and Product Overview

KushCo Holdings, Inc. (formerly known as Kush Bottles, Inc.) markets and sells a wide variety of complementary products and services to customers operating in the regulated medical and recreational cannabis and cannabidiol (CBD) industries. These products and services include compliant, sustainable and custom packaging products, vape hardware, hydrocarbons and solvents, natural products, stainless steel tanks, custom branded anti-counterfeit and authentication labels, processing supplies, accessories, branding solutions, and retail services focused on CBD mass distribution, industry education and compliance. As a leader in custom and child-resistant packaging, biodegradable offerings, exclusive vape products, and unique product and service offerings, such as our stainless steel tanks and custom branded anti-counterfeit and authentication labels, we combine creativity with compliance to provide the right solutions for our customers.  The ability to source and deliver almost anything a customer needs makes us a one-stop-shop solutions provider.  We also provide custom branding on packaging products, which allows our customers to turn their packaging into an effective marketing tool. Our core products sold are in accordance with Title 16 of the Code of Federal Regulations Part 1700 of the Poison Prevention Packaging Act.  The testing standards for certification meet the stringent requirements as set by the Consumer Product Safety Commission (“CPSC”).  By offering a product mix that is compliant with CPSC, we are able to give peace of mind to our customers and reduce liability on their end.

Our products primarily consist of bottles, jars, bags, tubes, containers, vape cartridges, vape batteries and accessories, labels and processing supplies, hydrocarbons, solvents, natural products, stainless steel tanks, and custom branded anti-counterfeit and authentication labels. We maintain relationships with a broad range of manufacturers, which enables us to source a plethora of products in a cost-effective manner and pass such cost savings to our customers. That allows us to offer quick solutions to our customers and ensure that their products will be of superior grade and made with environmentally safe materials. In addition to a complete product line, we have sophisticated labeling and customization capabilities, which allow us to add significant value to our customers’ packaging design processes. Our products are utilized by local urban farmers, green house growers, processors, brand owners, and medical and recreational cannabis dispensaries.

Our services primarily consist of CBD mass distribution services through our partnerships with leading consumer packaged goods (CPG) sales agencies, as well as full spectrum creative, marketing, and branding services through our wholly owned subsidiary The Hybrid Creative.

Bottles. Our pop top bottles meet all of the child resistant requirements as set by the CPSC.  The pop-top bottle is unique to the cannabis packaging world because instead of a traditional push and turn bottle, the pop-top requires a squeeze motion that actually pops the attached top up and open. We carry the bottles in various sizes and colors.

Bags. We provide an array of packaging solutions in the form of a bag.  The selection of bags we provide includes child resistant exit bags, traditional paper exit bags, and a vast selection of food grade safe foil barrier bags.  All bags are available in stock designs and are fully customizable.

Tubes. We offer a complete line of tubes in two standard sizes, each available in a wide variety of colors. We believe that we are one of the largest suppliers of tubes to the cannabis and CBD industries in the United States. Our focus and investments are made to ensure that we are able to meet the increasing trend towards impermeable casing, substantially extending shelf life for pre-packaging. The tubes have a positive seal for enhanced freshness and are odor tight for secure storage and content privacy.  All tubes are made with food grade, BPA-free, polypropylene in compliance with FDA regulation. We maintain several unique designs in this market that combine tube and closure elements into a single piece that we believe is innovative both in appearance and functionality. We believe that our ability to provide creative package designs, combined with a complementary line of closures, makes us a preferred supplier for many customers in our target market.

Containers. We provide a diverse selection of smaller sized containers composed of either polystyrene, silicone-lined polystyrene or glass. Our silicone-lined polystyrene containers offer durability and convenience by combining the ease of a non-stick silicone lined with the rigidity and clarity of a polystyrene outer layer.

Vape Hardware. We offer a wide selection of vaporizer cartridges in a variety of form factors (510 thread cartridge, pod systems, disposables, etc.) with reservoir materials including polyamide 12 or glass, internal materials consisting of brass or stainless steel, and porous ceramic heating core technology. We also offer a wide selection of batteries to accommodate the cartridges. Battery form factors include button-less inhalation activated batteries and push-button batteries with adjustable voltage settings. All vaporizer cartridges, batteries, and disposable units can be customized for clients, including adjusting colors/finishes, materials, and adding logos and branding per clients’ request. We deliver the vaporizer products directly to clients, unassembled and empty, where the product is subsequently filled and assembled at the client’s place of business by their qualified staff.

Natural Products: We are a distribution platform for products manufactured by Abstrax Tech. Abstrax Tech specializes in botanically derived terpene blends, terpene isolates, water-soluble terpene blends, and diluents, with all products consisting of ingredients from non-cannabis sources. These products are utilized by our customers for a wide variety of applications. These products are ordered through us and drop shipped to our customers by the vendor, where they are then incorporated into finished products by the customer.

Hydrocarbons and Solvents. We provide ultra-pure hydrocarbons and solvents, including but not limited to isobutane, n-butane, propane, ethanol, pre-mixes, custom blends, and dry ice. These substances are essential in the extraction process which produces products that supply the vaping and concentrate sector of the market. We ship these products to customers from nine distribution hubs and strategic vendor partnerships in key markets across the country under a Hazardous Materials (“HAZMAT”) and Occupational Safety and Health Administration (“OSHA”) compliant structure.

Stainless Steel Tanks. We believe we are the only cannabis industry supplier to offer stainless steel tanks, which have been shown through independent studies to be significantly cleaner than traditional carbon steel tanks, which often leave a trail of contaminants in the cannabis or CBD oil. Our new stainless steel tanks are available in standard LP239 cylinder sizes and are resistant to rust and degradation, are less brittle compared to carbon steel tanks, do not react from exposure to air or moisture, and are pre-cleaned before being filled, providing a cleaner vessel during the extraction process and resulting in a higher quality end product.

Branding Solutions. Our wholly-owned subsidiary, The Hybrid Creative, is a full-spectrum creative agency based in Santa Rosa, California. It serves both cannabis and non-cannabis clients across the U.S., Canada and Europe. The Hybrid Creative’s services include brand strategy, design and marketing, web application development and e-commerce solutions.

Retail Services. Our retail services division focuses on industry education and compliance, as well as building distribution networks of compliant hemp-derived CBD brands across conventional retail channels. Through strategic partnerships with best-in-class sales agencies, this division provides comprehensive retail solutions to leading CBD brands. We believe our partnerships with leading CPG sales agencies is the first large scale go-to-market operation focused on helping compliant CBD brands achieve mass distribution across all consumer channels in legal U.S markets.

Custom Branded Anti-counterfeit and Authentication Labels. Through our exclusive distribution agreement with De La Rue, a global leader in anti-counterfeiting and authentication solutions, we also provide custom branded anti-counterfeit security labels. These labels provide unique IDs to support product serialization and a digital verification system to enable authentication throughout the regulated cannabis supply chain. Our offering provides companies with enhanced packaging, with the most secure visual authentication technology using 3D photopolymer images, unique serialization, e-verification, label tracking, and data capturing capabilities.

Our Corporate History and Background

KushCo Holdings, Inc. (“KushCo”) was incorporated in the state of Nevada on February 26, 2014.  We specialize in the wholesale distribution of packaging supplies and customized branding solutions, as well as the delivery of services, for the cannabis and CBD industries. Our wholly owned subsidiary Kim International Corporation (“KIM”), a California corporation, was originally incorporated as Hy Gro Economics Corporation ("Hy Gro") on December 2, 2010. On October 30, 2012, Hy Gro amended its articles of incorporation to reflect a name change to KIM International Corporation.

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

On July 11, 2018, we entered into a Membership Interest Purchase Agreement with the members of Zack Darling Creative Associates, LLC (“ZDCA”), parent of wholly-owned subsidiary, Hybrid Creative, LLC (“Hybrid”), a specialist design agency, whereby we purchased the entire issued membership interest of ZDCA. Following the acquisition, ZDCA operates as a wholly-owned subsidiary of ours, with Hybrid continuing to operate as wholly-owned subsidiary of ZDCA.

Recapitalization

On March 4, 2014, the stockholders of KIM exchanged all 10,000 of their common shares of KIM for 32,400,000 common shares of KushCo. The operations of KIM became the operations of KushCo after the share exchange and accordingly, the transaction is accounted for as a recapitalization of KIM, whereby the historical financial statements of KIM are presented as the historical financial statements of the combined entity.

Subsequent to the share exchange, the members of KIM owned 32,400,000 of shares of our common stock, effectively obtaining operational and management control of KushCo. KushCo had no operations prior to the share exchange. As a result of the recapitalization, KIM was the acquiring entity in accordance with ASC 805, Business Combinations. The accumulated losses of KIM were carried forward after the completion of the share exchange. Operations prior to the share exchange were those of KIM.

Marketing and Sales Channels

We sell primarily into the business-to-business market, which includes legally operating medical and adult-use dispensaries, growers, processors, brand owners, producers, distributors, and retailers in states with cannabis and CBD programs. We reach our large and diversified customer base through our direct sales force, our user-friendly website, and the strategic use of re-distributors. Our sales, fulfillment and support staff meet with customers to understand their needs and improve our product offerings and services.  We are able to dedicate certain sales and marketing efforts to particular products, customers or geographic regions, when applicable, which enables us to develop expertise that is highly valued by our customers.  In addition, inside and outside sales representatives, marketing managers, and executives oversee the marketing and sales efforts.  Operational personnel work closely with sales personnel and customer service representatives to satisfy customers’ needs through the distribution of high-quality products, on-time deliveries, value-added regulatory insight, and customized branding solutions and other services.

Our marketing activities include brand and logo development, advertising, websites, public relations, newsletters, catalogs and brochures, and all other points of contact with customers and prospective customers. We have ongoing campaigns in each of these areas, which are detailed below.

Branding. We believe that we have built one of the strongest and most recognizable brands in the cannabis and CBD industries. We recognized early on the importance of creating a strong, identifiable and lasting brand that would separate our Company from the competition, and resonate with customers. Our logo, our name, the style of our ads, and all collateral material reflect our “brand image.”

Advertising. We run ads periodically in certain trade publications and on specific websites that reach our target audience. We believe providing ongoing exposure of our brand and product offering enhances the value of our corporate brand.

Public Relations. We have an active public relations program, which has helped build the KushCo brand and position our Company not only as a leader in the industry, but as the company with expertise in compliance issues and depth of understanding into state and local regulations governing the cannabis and CBD industries. This expertise is provided to our business-to-business customers to help them stay compliant and operate within all applicable rules. We believe that we have enjoyed great success in our public relations campaigns, and have appeared in numerous newspaper articles, online videos, digital media outlets, and television reports.

Email Marketing. We maintain a list of our customers and prospects, and we email to them regularly. These campaigns may be seasonally based (such as holiday specials) or may be “news” based to act as a vehicle to communicate important information.  Staying in touch with our customers and our prospects is another key component in our marketing program.

Collateral. We have designed brochures, sales sheets, and catalogs that we use in our sales and marketing programs. These professionally designed and quality-printed pieces have been created using the KushCo brand guidelines, and help promote our Company while serving as useful sales tools.

Sales. We have a team of sales professionals that drive our revenues. These dedicated individuals maintain contact with existing clients and secure on-going orders, as well as have frequent communications with prospective customers.  Our sales team is anchored by Territory Sales Managers (TSMs) that are strategically placed in the field.  Each TSM is based in the region which they service.  We believe this “boots on the ground” approach allows KushCo to develop deep relationships with the key players in each major market.  While the TSMs are out building relationships in the field, they are supported by a Sales Support Specialist (SSS) in our nearest geographical distribution center.  The SSS is responsible for prospecting new leads, coordinating site visits for the TSM, processing routine orders, and managing custom projects for clients.  We believe this hands-on approach is vital in a new emerging market where value-add can be provided through educational and evangelical sales messaging.

Competition. We face competition from dozens of competitors of varying sizes and geographic reach who produce and sell products similar to ours. Our sales could be reduced significantly if our competitors develop and market products and services that are more effective, more convenient, or are less expensive than our products and services.  We believe that we have differentiated ourselves from competitors due to several factors. We have built what we consider to be one of the strongest brands in the industry. We have a physical presence in key states such as California, Washington, Nevada, Michigan, Colorado and Massachusetts which enable us to meet our customers’ demands at a speed that surpasses the competition. We believe we have the highest quality and largest variety of products and services that meet the certification standards for child-resistance as well as our customers’ needs, given our status as a one-stop-shop solutions provider delivering a valuable product and service ecosystem. We believe we offer the best customized branded packaging solutions in the market. Additionally, we believe our size and customer relationships give us significant insight and expertise in our industry. As a result, we have become more than just a supplier to our customers – we have become a trusted partner, with insight and recommendations that help our customers’ businesses grow and thrive. In addition to many short-term competitive advantages, KushCo is committed to continue building its suite of proprietary and innovative products that are exclusive to the company using intellectual property, branding, trademarks, or joint ventures. We currently have three granted patents and several pending patent applications, as well as numerous trademarks.

Customers

We service customers across several industries including all areas of the legal cannabis and CBD supply chains from growers and processors to brand owners, distributors, and retailers. As the industry matures, the size of our largest customers has increased by overall spend as well as the number of items purchased. We believe this trend is likely to continue and will benefit our “one-stop-shop” strategy for our customers’ ancillary needs.

Our larger customers are purchasing an ever-increasing variety of products, reflecting our success in cross-selling additional SKUs. Our ability to cross-sell allows us to secure improved pricing as a result of our increased scale and purchasing power.

We have experienced growth in our large customer base as well as growth in the number of larger customers purchasing $500,000 or more per year. The table below shows our revenue for the years ended August 31, 2019 and 2018 from adult recreational use states in the U.S., medical use only states in the U.S., Canada and all other countries.

Shipping State / Province	2019 Revenue	% of 2019 Revenue	2018 Revenue	% of 2018 Revenue
CA	$73,655	49.4%	$25,815	49.6%
WA	11,543	7.7	7,023	13.5
CO	10,891	7.3	5,498	10.6
OR	8,391	5.6	3,055	5.9
NV	6,601	4.4	3,082	5.9
MA	4,850	3.3	615	1.2
MI	4,013	2.7	1,011	1.9
ME	1,543	1.0	356	0.7
Other Rec States	2,420	1.6	768	1.5
Rec State Total	123,907	83.2	47,223	90.7
Medical Only States	21,998	14.8	3,732	7.2
Canada	2,473	1.7	840	1.6
Other Countries	576	0.4	280	0.5
Total	$148,954	100.0%	$52,075	100.0%

The table below breaks down full year 2019 and 2018 revenue by product category.

PRODUCT CATEGORY	2019 Revenue	% of 2019 Revenue	2018 Revenue	% of 2018 Revenue
Vape	$102,727	69.0%	$28,214	54.2%
Packaging	24,799	16.6	18,288	35.1
Energy and Natural Products	17,887	12.0	2,367	4.5
Papers & Supplies	3,541	2.4	3,206	6.2
	$148,954	100.0%	$52,075	100.0%

Customer Concentration

We had two customers which accounted for approximately 14% and 10% of revenue, respectively, for the fiscal year ended August 31, 2019.

Sources and Availability of Products

We purchase products and raw materials from different suppliers from time to time on a non-exclusive basis.  We purchase all products and raw materials from suppliers by purchase order and do not enter into long-term or medium-term agreements with our suppliers to maintain any particular levels of supply capacity.  Our purchase orders are executed on a “spot” basis and contain market pricing, shipment and delivery terms and conditions only.  We believe that we have maintained strong relationships with our suppliers. We expect that such relationships will continue into the foreseeable future, but we can provide no assurances that these relationships will continue. Based on our experience, we believe that adequate quantities of the raw materials which are used to manufacture our products (i.e. plastic resins) will continue to be available at market prices, but we can provide no assurances as to such availability or the prices for such materials.

Research and Development Activities

During the fiscal years ended August 31, 2019 and 2018, our research and development activities included the development of a new child-resistant tube and various other products.  Expenses incurred with research and development during the fiscal years ended August 31, 2019 and 2018 were not material. Our costs to develop products have been financed by internal cash flows and not been borne directly by our customers.

Segments

We operate as one operating segment. As defined in ASC Topic 280, Segment Reporting, operating segments are components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, who is the chief executive officer, in deciding how to allocate resources and assess performance. Over the past few years, we have completed a number of acquisitions. These acquisitions have allowed us to expand our offerings, presence and reach in the cannabis industry. While we have offerings in multiple geographic locations for our products for the cannabis industry, as a result of these acquisitions, our business operates in one reportable segment because the majority of our offerings operate similarly, and our chief operating decision maker evaluates financial information and resources and assesses the performance of these resources on a consolidated basis. Since we operate in one reportable segment, all required financial segment information can be found in the consolidated financial statements.

Employees

As of the date of this filing, we have 217 full-time employees. Our employees work at our facilities located across the U.S. Our relations with employees remain satisfactory and there have been no significant work stoppages or other labor disputes.

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

Thirty-three states and the District of Columbia currently have laws legalizing marijuana in some form. We do not believe that federal or any state laws prohibit us from selling our packaging products to cannabis growers and dispensers. See, however, the risk factors in Item 1A - Risk Factors under the captions “Cannabis remains illegal under federal law, and therefore, strict enforcement of federal laws regarding cannabis would likely result in our inability and the inability of our customers to execute our respective business plans,” “States which have not approved any legal sale of marijuana may seek to overturn laws legalizing cannabis use in neighboring states, which if successful, could result in legal action against such neighboring states and have a significant negative effect on our business,” and “We and our customers may have difficulty accessing the services of financial institutions and related financial services, which may make it difficult to sell our products and services.”

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

Recent Developments

On September 26, 2019, the Company entered into purchase agreements with accredited investors pursuant to which the Company issued and sold an aggregate of 17,197,570 units (the “Units”), with each unit consisting of one share of common stock, par value $0.001 per share (the “Common Stock”) and a warrant to purchase half a share of Common Stock (each a “Warrant” and collectively, the “Warrants”), in a registered direct offering (the “September 2019 Offering”). The purchase price for a Unit was $1.75. The closing of the September 2019 Offering occurred on September 30, 2019 and resulted in aggregate gross proceeds of approximately $30.1 million. The aggregate net proceeds from the September 2019 Offering, after deducting the placement agent fees and other offering expenses, was approximately $27.6 million. Subject to certain ownership limitations, the Warrants were immediately exercisable at an exercise price equal to $2.25 per share of Common Stock. The Warrants are exercisable for five years from the date of issuance.

Corporate and Available Information

Our principal corporate offices are located at 6261 Katella Avenue, Suite 250, Cypress, California 90630 and our telephone number is (714) 243-4311. Our internet address is www.kushco.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. Our SEC reports can be accessed through the Investor Relations section of our website.

Item 1A.  Risk Factors

Risks Related to Our Business

We may need additional capital in the future, which could dilute the ownership of current shareholders and we may be unable to secure additional funding in the future or to obtain such funding on favorable terms.

Historically, we have raised equity capital to support and expand our operations. To the extent that we raise additional equity capital, existing shareholders will experience a dilution in the voting power and ownership of their common stock, and earnings per share, if any, would be negatively impacted. Our inability to raise additional capital to finance our operations could materially limit our growth. Any reductions in our available borrowing capacity under our revolving credit facility (the “Monroe Revolving Credit Facility”) with Monroe Capital Management Advisors, LLC (“Monroe”), or our inability to renew or replace the Monroe Revolving Credit Facility or the senior note (the “New Senior Note”) to HB Sub Fund II LLC (“HB Sub Fund”), when required or when business conditions warrant, could have a material adverse effect on our business, financial condition and results of operations. Further, any additional borrowings made by us to finance operations could make us more vulnerable to a downturn in economic conditions, or increases in interest rates on borrowings that are subject to interest rate fluctuations. The amount and timing of such additional financing needs will vary based on among other things, timing of new product launches, investments and/or acquisitions, and the amount of cash flow from our operations. If our resources are insufficient to satisfy our cash requirements, we may seek to issue additional equity or debt securities or to obtain additional financing. If our cash flow from operations is insufficient to meet our debt service requirements, we could be required to sell additional equity securities, refinance our obligations, or dispose of assets in order to meet these requirements. There can be no assurance that any financing will be available to us when needed or will be available on terms acceptable to us. Our failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on our growth prospects and our business, financial condition and results of operations.

Even if we obtain more customers, there is no assurance that we will make a profit.

Even if we obtain more customers, there is no guarantee that we will be able to generate a profit. Because we are a small company and have limited capital, we must limit our products and services. Further, we are subject to raw material pricing which can erode the profitability of our products and put additional negative pressure on profitability.  If we cannot operate profitably, we may have to suspend or cease operations.

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

Congress previously enacted an omnibus spending bill that includes a provision prohibiting the DOJ (which includes the Drug Enforcement Agency (the “DEA”)) from using funds appropriated by that bill to prevent states from implementing their medical-use cannabis laws. This provision, however, expired on December 7, 2018, and must be renewed by Congress. In USA vs. McIntosh, the U.S. Court of Appeals for the Ninth Circuit held that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. However, the Ninth Circuit's opinion, which only applies to the states of Alaska, Arizona, California, Hawaii, and Idaho, also held that persons who do not strictly comply with all state laws and regulations regarding the distribution, possession and cultivation of medical-use cannabis have engaged in conduct that is unauthorized, and in such instances the DOJ may prosecute those individuals.

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

The federal and state regulatory landscape regarding products containing CBD is uncertain and evolving, and new or changing laws or regulations relating to industrial hemp and industrial hemp-derived products could have a material adverse effect on our business, financial condition and results of operations.

We facilitate the sale and distribution of products containing cannabidiol derived from industrial hemp (“CBD”), a form of cannabis.  The Agriculture Improvement Act of 2018 (the “2018 Farm Bill”), which was signed into law by President Trump on December 20, 2018, removed the classification of industrial hemp (defined in the 2018 Farm Bill as Cannabis sativa L. with a delta-9 tetrahydrocannabinol (THC) concentration of not more than 0.3 percent on a dry weight basis), which includes industrial hemp-based CBD, as a controlled substance under the Controlled Substances Act (“CSA”).  The declassification of industrial hemp opened the path for broad commercial cultivation of the crop and, among other things, the use of its byproducts in consumer goods, including CBD.

Although industrial hemp has been removed from the list of “controlled substances” under the CSA, some states still classify industrial hemp and its byproducts as a controlled substance under applicable state criminal laws, making the possession, sale, and distribution of any such products illegal under such state laws.  Although many states are implementing changes to their criminal laws in response to the 2018 Farm Bill, there can be no assurance that every state will follow suit.  As a result, applicable state and local laws or regulations regarding industrial hemp-based CBD and products containing industrial hemp-based CBD could restrict any CBD brokerage services we offer in the future or impose additional compliance costs on us or our customers. Violations of applicable laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations.

FDA regulation regarding the sale or distribution of products containing CBD could make it difficult for our customers to operate their business, increase their operating costs, and pose additional operational, logistical and security challenges, which in turn could have a material adverse effect on our business, financial condition and results of operations.

The United States Food and Drug Commission (“FDA”) has the authority to regulate the production and sale of hemp pursuant to the United States Federal Food, Drug, and Cosmetic Act (the “FDCA”), section 351 of the Public Health Service Act (addressing the regulation of biological products). Shortly after the 2018 Farm Bill became law, the FDA issued a statement that any cannabis product, whether derived from industrial hemp or otherwise, marketed with a disease claim (e.g., a claim of therapeutic benefit or disease prevention) must be approved by the FDA for its intended use through one of the drug approval pathways prior to it being introduced into interstate commerce, and that introducing food, beverages, and dietary supplements with added CBD (or THC), regardless of source, into interstate commerce is currently illegal under the FDCA. The FDA has since indicated that it would issue regulations regarding the addition of food, beverages, and dietary supplements containing CBD, and conducted a public hearing on May 31, 2019 to obtain scientific data and information about the safety, manufacturing, product quality, marketing, labeling, and sale of products containing cannabis or cannabis-derived compounds.

Any regulations that the FDA issues in the future relating to the sale of food, beverages, and dietary supplements containing CBD in interstate commerce could make it difficult for our customers to operate their business, increase their operating costs, and pose additional operational, logistical and security challenges, which in turn could have a material adverse effect on our business, financial condition and results of operations.

If commercial cultivation of industrial hemp is deemed to be a violation of federal law, we may be subject to federal enforcement actions, which could adversely affect our business and harm our reputation and brand.

The 2018 Farm Bill empowers the United States Department of Agriculture (the “USDA”) to implement a program to certify state and Indian tribe permitting for the commercial cultivation of industrial hemp.  On October 29, 2019, the USDA released the text of its interim final rule for regulations establishing such a program, which include specific requirements about permitting of cultivators, testing of cultivated hemp, and land maintenance, among other things (the “Interim Rules”).  Such Interim Rules became effective on November 1, 2019 by their terms; however, the USDA has invited public comment on the Interim Rules, in anticipation of final rules to be implemented by the USDA in the future (the “Final Rules”).

Until commercial cultivators of industrial hemp receive permits for production under applicable state and Indian tribe laws that are implemented pursuant to the Interim Rules, any production of industrial hemp by such persons may be deemed to be in violation of federal law.  In addition, any Final Rules implemented by the USDA may be different from the Interim Rules, making industrial hemp more difficult to cultivate and produce in compliance therewith.

We risk becoming subject to adverse publicity and costly federal enforcement actions should we decide to facilitate the sale and distribution of products containing industrial hemp-based CBD in the United States that is not grown in full compliance with the Interim Rules or the Final Rules (as applicable) and applicable state and/or Indian tribe permitting rules implemented pursuant to the Interim Rules or the Final Rules (as applicable).  In addition, we risk that industrial hemp-based CBD products that we distribute do not fully comply with such Interim Rules or the Final Rules (as applicable), and state or Indian tribe permitting rules, despite the representations of the producers of such products.  We may be required to expend significant resources in defending our company from actions resulting therefrom, which could adversely affect our business and results of operations and divert the attention of management. We may also incur the risk of sustaining considerable damage to our reputation and brand should we become party to federal enforcement actions resulting from the sale and distribution of products containing industrial hemp-based CBD that do not fully comply with the Interim Rules or the Final Rules (as applicable) and applicable state and/or Indian tribe permitting rules implemented pursuant to the Interim Rules or the Final Rules (as applicable).

States which have not approved any legal sale of marijuana may seek to overturn laws legalizing cannabis use in neighboring states, which if successful, could result in legal action against such neighboring states and have a significant negative effect on our business.

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

Our success is highly dependent on the continued services of key management and technical personnel. Our management and other employees may voluntarily terminate their employment at any time upon short notice. The loss of the services of any member of the senior management team, including our Chairman and Chief Executive Officer, Nick Kovacevich; our Chief Financial Officer, Christopher Tedford; our Chief Revenue Officer, Jason Vegotsky, our Chief Operating Officer, Rodrigo de Oliveira; or any of the managerial or technical staff may significantly delay or prevent the achievement of product development, our growth strategies and other business objectives. Our future success will also depend on our ability to identify, recruit and retain additional qualified technical and managerial personnel. We operate in several geographic locations where labor markets are particularly competitive, where demand for personnel with these skills is extremely high and is likely to remain high. As a result, competition for qualified personnel is intense, particularly in the areas of general management, finance, engineering and science, and the process of hiring suitably qualified personnel is often lengthy and expensive, and may become more expensive in the future. If we are unable to hire and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced.

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

The Financing Agreement for the Monroe Revolving Credit Facility and New Senior Note each contains financial and operating covenants that may restrict our business and financing activities.

The Financing Agreement and the New Senior Note each restricts, among other things, our ability to:

•	make investment in or merge with or acquire all or substantially all of the assets or capital stock of another party;

•	incur, assume, guarantee or cancel certain indebtedness;

•	enter into certain transactions with related parties;

•	incur or assume any liens upon or with respect to any of our properties;

•	make certain change in business objectives, purposes of operations;

•	sell, transfer, issue, convey, assign or otherwise dispose of assets or properties, subject to certain exceptions.

The financial and operating restrictions and covenants in the Financing Agreement and the New Senior Note, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control and we may not be able to meet those covenants. A breach of any of the covenants under the Financing Agreement and the New Senior Note, or either lender declaring that a material adverse event has occurred, could result in a default under the Financing Agreement and the New Senior Note, respectively, which could cause all of the outstanding indebtedness under the Monroe Revolving Credit Facility and the New Senior Note, as applicable, to become immediately due and payable.

Increases in interest rates would increase the cost of servicing our debt and could reduce our profitability.

A significant portion of our outstanding debt, including amounts under the Monroe Revolving Credit Facility, bears interest at variable rates and expose us to interest rate risk. As a result, increases in interest rates would increase the cost of servicing our debt and could materially reduce our profitability and cash flows.

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the market value of our current or future debt obligations, including under the Monroe Revolving Credit Facility.

On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. As a result, LIBOR may be discontinued by 2021. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected and the Federal Reserve Bank of New York started in May 2018 to publish the Secured Overnight Finance Rate (“SOFR”) as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repo market. At this time, it is impossible to predict whether the SOFR or another reference rate will become an accepted alternative to LIBOR. The manner and impact of this transition may materially adversely affect the trading market for LIBOR-based securities, as well as the applicable interest rate on and the amount of interest paid on our current or future debt obligations, including the Monroe Revolving Credit Facility.

If product liability lawsuits are successfully brought against us, we will incur substantial liabilities.

We face an inherent risk of product liability. For example, we could be sued if any product we sell allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts.

Furthermore, vaporizer products and other similar consumption product manufacturers, suppliers, distributors, and sellers have recently become subject to litigation. While we have not been a party to any product liability litigation and do not ourselves manufacture any products, several lawsuits have been brought against other manufacturers and sellers of smokeless products for injuries to health allegedly caused by use of smokeless products. We may be subject to similar claims in the future relating to vaporizer products that we sell. We may also be named as a defendant in product liability litigation against one of our suppliers by association, including in class action lawsuits. In addition, we may see increasing litigation over our vaporizer products or the regulation of our products as the regulatory regimes surrounding these products develop. If such lawsuits are filed against us in the future, we could incur substantial costs, including costs to defend the cases and possible damages awards.

If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit sales of our products. If we are unable to successfully defend future lawsuits against us, we could face at least the following potential consequences:

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

This risk is enhanced in certain jurisdictions with stringent data privacy laws and, as we expand our products, offerings, and operations domestically and internationally, we may become subject to amended or additional laws that impose substantial additional obligations related to data privacy. For example, California recently adopted the California Consumer Privacy Act of 2018 (“CCPA”), which provides new data privacy rights for consumers and new operational requirements for businesses. The CCPA includes a statutory damages framework and private rights of action against businesses that fail to comply with certain CCPA terms or implement reasonable security procedures and practices to prevent data breaches. The CCPA goes into effect in January 2020.

There is uncertainty related to the regulation of vaporization products and certain other consumption accessories. Increased regulatory compliance burdens and recent temporary bans on the sales of certain cannabis vaporization products could have a material adverse impact on our business development efforts and our operations.

There is uncertainty regarding whether and in what circumstances federal, state, or local regulatory authorities will seek to develop and enforce regulations relative to vaporizer hardware and accessories that can be used to vaporize cannabis and/or tobacco. Further, it remains to be seen whether current or future regulations relating to tobacco vaporization products would also apply to cannabis vaporization products and related consumption accessories.

There has been increasing activity on the federal, state, and local levels with respect to scrutiny of vaporizer products. Federal, state, and local governmental bodies across the United States have indicated that vaporization products and certain other consumption accessories may become subject to new laws and regulations at the state and local levels. As of the date of this Annual Report on Form 10-K, Massachusetts, Oregon, and Washington have temporarily banned all or certain types of cannabis vaporization products, and several other states and municipalities are considering implementing similar restrictions.

In September 2019, the Trump Administration announced a plan to ban the sale of most flavored e-cigarettes nationwide. At the state level, over 25 states have implemented statewide regulations that prohibit vaping in public places. In January 2015, the California Department of Health declared electronic cigarettes and certain other vaporizer products a health threat that should be strictly regulated like tobacco products, and in September 2019, California’s governor issued an executive order on vaping, focused on enforcement and disclosure. In addition, some cities have also implemented more restrictive measures than their state counterparts, such as San Francisco, which in June 2019, approved a new ban on the sale of flavored nicotine products, including vaping liquids and menthol cigarettes.

The application of any new laws or regulations, including bans on sale, that may be adopted and/or maintained, at a federal, state, or local level, directly or indirectly implicating cannabis vaporization products or consumption accessories could limit our ability to sell such products, result in additional compliance expenses, and require us to change our labeling and methods of distribution, any of which could have a material adverse effect on our business, results of operations and financial condition.

The scientific community has not yet extensively studied the long-term health effects of the use of vaporizer products.

Cannabis vaporizers and related products were recently developed and therefore the scientific community has not had a sufficient period of time to study the long-term health effects of their use. If the scientific community were to determine conclusively that use of any or all of these products poses long-term health risks, market demand for these products and their use could materially decline. Such a determination could also lead to litigation and significant regulation. Loss of demand for our product, product liability claims, and increased regulation stemming from unfavorable scientific studies on these products could have a material adverse effect on our business, results of operations, and financial condition.

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

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings and our ability to borrow under our asset-based Monroe Revolving Credit Facility may be significantly impaired.

Under accounting principles generally accepted in the United States, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered in determining whether a change in circumstances indicating that the carrying value of our goodwill or other intangible assets may not be recoverable include declines in our stock price and market capitalization or future cash flows projections. A decline in our stock price, or any other adverse change in market conditions, particularly if such change has the effect of changing one of the critical assumptions or estimates we used to calculate the estimated fair value of our reporting units, could result in a change to the estimation of fair value that could result in an impairment charge. Any such material charges, whether related to goodwill or purchased intangible assets, may have a material negative impact on our financial and operating results. In addition, under our asset-based Monroe Revolving Credit Facility, our lenders have the ability to impose additional reserves, which would reduce our ability to borrow and access to capital to operate our business.

Risks Related to Ownership of our Capital Stock

The trading market for our common stock is limited.

We are quoted on the OTCQX under the trading symbol “KSHB” and are not traded or listed on any securities exchange. The OTCQX is regarded as a junior trading venue. This may result in limited shareholder interest and hence lower prices for our common stock than might otherwise be obtained. In addition, it may be difficult for our shareholders to sell their shares without depressing the market price for our shares or at all. As a result of these and other factors, our shareholders may not be able to sell their shares. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration. If an active market for our common stock does not develop or is not sustained, it may be difficult for our shareholders to sell shares of our common stock.

Our principal stockholders, executive officers, and directors own a significant percentage of our common stock and will be able to exert a significant control over matters submitted to the stockholders for approval.

Our officers and directors, and stockholders who own more than 5% of our common stock, collectively beneficially own a significant percentage of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, if they acted together, could significantly influence all matters requiring approval by the stockholders, including the election of directors. The interests of these stockholders may not always coincide with the interests of other stockholders.

We do not intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividend on our common stock and do not currently intend to do so for the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Additionally, for so long as any loans under the Monroe Revolving Credit Facility or the New Senior Note remain outstanding, we would be required to obtain the prior written consent of Monroe or HB Sub Fund, II LLC (“HB Sub Fund”), as applicable, prior to declaring or paying any cash dividend or cash distribution on any of our capital stock. Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

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

We expect that we will seek to raise additional capital from time to time in the future, which may involve the issuance of additional shares of common stock, or securities convertible into common stock. On June 12, 2018, January 18, 2019 and September 30, 2019, we completed registered direct offerings of an aggregate 31,173,760 shares of common stock and warrants to purchase 15,586,880 shares of common stock, and on August 21, 2019, we issued warrants to purchase 1,150,000 shares of common stock in connection with establishment of the Monroe Revolving Credit Facility. The purchasers of the shares of common stock and warrants to purchase shares of common stock from these transactions may sell significant quantities of our common stock in the market, which may cause a decline in the price of our common stock. Further, we cannot predict the effect, if any, that any additional market sales of common stock, or anticipation of such sales, or the availability of those shares of common stock for sale will have on the market price of our common stock. Any future sales of significant amounts of our common stock, or the perception in the market that this will occur, may result in a decline in the price of our common stock.

If we fail to establish or maintain effective internal controls over financial reporting, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our common stock may, therefore, be adversely impacted.

Our reporting obligations as a public company place a significant strain on our management, operational and financial resources, and systems for the foreseeable future. Annually, we are required to prepare a management report on our internal controls over financial reporting containing our management’s assessment of the effectiveness of our internal control over financial reporting. Management concluded that our internal controls over financial reporting were not effective as of August 31, 2019. At such time as we no longer qualify as an emerging growth company, our independent registered public accounting firm will be required to attest to provide an attestation report on our internal control over financial reporting. Under such circumstances, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may disagree or may issue a report that is qualified if it believes that our controls or the level at which our controls are documented, designed, operated or reviewed are inadequate.

We have concluded that certain of our previously-issued financial statements could not be relied upon and, as a result, we have restated such previously-issued financial statements, which has led and may lead to, among other things, shareholder litigation, loss of investor confidence, negative impact on our stock price, and certain other risks.

As discussed in the Explanatory Note, Note 2, “Restatement” and in Note 18, “Quarterly Information (unaudited)” under Item 8 of the amendment to our Annual Report on Form 10-K for the year ended August 31, 2018, filed with the SEC on April 11, 2019, we concluded that our previously-issued consolidated financial statements for the fiscal years ended August 31, 2018 and 2017, and for each of the interim periods ended May 31, 2017, November 30, 2017, February 28, 2018, and May 31, 2018, should no longer be relied upon. The determination that these financial statements should no longer be relied upon and our decision to restate these financial statements was made following the identification of errors in the accounting of share-settled contingent consideration paid by us in connection with certain acquisitions. We filed restated financial statements with the SEC for all impacted periods on April 11, 2019.

As a result of these misstatements, we have become subject to a number of additional risks and uncertainties, including unanticipated costs for accounting and legal fees in connection with or related to the restatement, including four shareholder derivative litigations, one class-action lawsuit, and a subpoena by the SEC, as previously disclosed on a Current Report on Form 8-K filed with the SEC on July 18, 2019. Any such proceeding could result in substantial defense costs regardless of the outcome of the litigation or investigation. If we do not prevail in any such litigation, we could be required to pay substantial damages or settlement costs. In addition, as a result of these misstatements, we may continue to be at risk for further government investigations, shareholder litigation, and additional accounting and legal fees in connection therewith, as well as loss of investor confidence in us, and a negative impact on our stock price.

We are remediating certain internal controls and procedures, which, if not successful, could result in additional misstatements in our financial statements negatively affecting our results of operations.

We are in the process of implementing certain remediation actions in response to the above-described financial misstatements. See Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K for the year ended August 31, 2019 for a description of these remediation measures. To the extent these steps are not successful, not sufficient to correct our material weaknesses in internal controls over financial reporting, or are not completed in a timely manner, future financial statements may contain material misstatements and we could be required to restate our financial results. Any of these matters could adversely affect our business, reputation, revenues, results of operations, financial condition, and stock price, and limit our ability to access the capital markets through equity or debt issuances.

We are involved in an ongoing SEC investigation, which could divert management’s focus, result in substantial investigation expenses, and have an adverse impact on our reputation, financial condition, results of operations, and cash flows.

As previously disclosed on a Current Report on Form 8-K filed with the SEC on July 18, 2019, on July 11, 2019, the Company received a subpoena from the SEC and a letter from the SEC stating that it is conducting an investigation. The subpoena requests information and documents generally related to the Company’s restatement of its consolidated financial statements for the fiscal years ended August 31, 2018 and 2017, and for the three months ended November 30, 2018 and 2017. We have incurred significant legal and accounting expenditures in connection with the SEC’s investigation. We are unable to predict how long the SEC’s investigation will continue or its outcome.

Our recent change in auditing firms may cause additional delays in reporting.

Effective as of August 8, 2019, we changed our independent auditor from RBSM LLP to Marcum LLP. This change in auditors could delay our reports with the SEC. Such delays could result in a loss of investor confidence in the reliability of our financial statements and an adverse reaction in the financial marketplace, which ultimately could adversely impact the market price of our shares, and limit our ability to access the capital markets through equity or debt issuances.

Our obligations to Monroe Capital are secured by a security interest in substantially all of our assets, so if we default on those obligations, Monroe could accelerate the obligations thereunder and exercise remedies including foreclosing on our assets, which would harm our business, financial condition, and results of operations, and could require us to reduce or cease operations.

On August 21, 2019, the Company and its subsidiaries entered into a revolving credit facility (the “Monroe Revolving Credit Facility”) with Monroe Capital Management Advisors, LLC (“Monroe”), as collateral agent and administrative agent, and the various lenders party thereto (the “Financing Agreement”).  The Financing Agreement provides for a total borrowing commitment of $35 million to be made in the form of revolving loans, subject to a borrowing base, together with the ability by the Company, upon the satisfaction of certain conditions set forth in the Financing Agreement, to increase the size of such commitment to $50 million (the “Monroe Loans”). The Monroe Revolving Credit Facility has a five-year term, maturing on August 21, 2024, and is secured by a first-priority lien on substantially all of the assets of the Company and its subsidiaries. As a result, if we default on our obligations under the Monroe Revolving Credit Facility, or fail to pay the obligations under the Monroe Revolving Credit Facility in full upon maturity, Monroe could foreclose on its security interests and liquidate some or all of these assets, which would harm our business, financial condition, and results of operations, and could require us to reduce or cease operations.

If we default on our obligations to HB Sub Fund, HB Sub Fund could accelerate the obligations thereunder and exercise remedies including rights to collect on those obligations, which would harm our business, financial condition, and results of operations, and could require us to reduce or cease operations.

On April 29, 2019, we entered into a Securities Purchase Agreement with HB Sub Fund, pursuant to which we issued a senior note to HB Sub Fund in the principal amount of $21.3 million (the “Original Note”). On August 21, 2019, we entered into an Exchange Agreement with HB Sub Fund, pursuant to the terms of which we exchanged the Original Note for a new Senior Note on substantially the same terms (the “New Senior Note”). On November 8, 2019, we entered into a Second Exchange Agreement (“Second Exchange Agreement”) with HB Sub Fund, pursuant to which we amended the New Senior Note (the “Amended Senior Note”). Pursuant to the terms of the Amended Senior Note, the maturity date of the Amended Senior Note was extended to April 29, 2021 and the aggregate principal amount of the Amended Senior Note was increased to $24.0 million, and the original issue discount was increased to $1.5 million. If we default on our obligations under the Amended Senior Note, or fail to pay the obligations under the Amended Senior Note in full upon maturity, HB Sub Fund could exercise remedies to enforce such obligations, which would harm our business, financial condition, and results of operations, and could require us to reduce or cease operations.

In addition, the Amended Senior Note and its terms are subject to that certain Intercreditor Agreement, by and among the Company, HB Sub Fund, and Monroe, dated August 21, 2019, pursuant to which HB Sub Fund has agreed, among other things, that, upon the occurrence of a default or event of default under the Financing Agreement, HB Sub Fund shall not have the right to seek payment on the Amended Senior Note for a period of up to 45 days.

HB Sub Fund has the right to participate in certain offerings by us of debt or equity, which may limit our ability to complete such financing transactions.

Pursuant to the Amended Senior Note, if we enter into any debt or equity issuance, HB Sub Fund has the right to acquire 100% of any debt issuance and 15% of any equity issuance of the company, subject to certain exceptions. Thus, while other holders of our securities will risk suffering a reduction in percentage ownership in connection with a new issuance of securities by us, HB Sub Fund will, through this participation right, have the opportunity to avoid a reduction in percentage ownership.

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

The SEC has adopted Rule 3a51-1, which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 under the Exchange Act requires: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer to receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth: (A)  the basis on which the broker or dealer made the suitability determination and (B) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Since our securities are currently quoted on the OTCQX, our stockholders may face significant restrictions on the resale of our securities due to state “Blue Sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (i) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (ii) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or the transaction must be exempt from registration. The applicable broker must also be registered in that state. We do not know whether our common stock will be registered or exempt from registration under the laws of any state. Since our common stock is currently quoted on the OTCQX, a determination regarding registration will be made by those broker-dealers, if any, who agree to serve as the market-makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our common stock. Investors should therefore consider the resale market for our common stock to be limited, as they may be unable to resell their common stock without the significant expense of state registration or qualification.

In the past, we have conducted private placements with accredited investors pursuant to Regulation D under the Securities Act. We filed Form Ds relating to such private placements with the SEC, but have not made any notice filings with state securities regulators with respect to private placements conducted prior to June 2018. State securities regulators may assess penalties and fines on us in the future based on our failure to make such notice filings.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties

At present, we do not hold title to any real estate property. All of our properties are leased or sub-leased.  We do not have any mortgages, liens or encumbrances against any of our properties.

Our corporate headquarters is located in a 23,500 square foot leased office space at 6261 Katella Avenue in Cypress, California and is subject to a lease that expires in September 2025. Our primary distribution center is located in a leased facility at 11958 Monarch Street in Garden Grove, California, and consists of two facilities, one with approximately 28,800 square feet of office, which is subject to a lease that expires on August 1, 2022 and one with approximately 46,000 square feet of primarily warehouse space, which is subject to a lease that expires in August 2023.

We sub-lease a 13,600 square foot facility in Woodinville, Washington, which is utilized as a fulfillment and distribution center for the Pacific Northwest region. The sub-lease expires January 2020. We also sub-lease a 27,200 square foot facility in Denver, Colorado. The sub-lease for this property expires March 31, 2020.

As part of the expansion of our operating footprint, we entered into a lease agreement for a 66,300 square foot warehouse distribution center in Worcester, Massachusetts in April 2018 with a four-year lease term that expires in April 2022. We also entered into a lease for a 40,200 square foot distribution center in Taylor, Michigan in May 2019 with a 5-year lease term expiring in June 2024. We intend to use these facilities to service the Northeast U.S. as state-level legalization occurs in these states. We also established a distribution center in Las Vegas, Nevada pursuant to a lease executed in June 2018, which expires in May 2021. The Las Vegas facility is approximately 12,600 square feet of warehouse and office space.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTCQX, under the symbol “KSHB”.  Our common stock was initially listed on the OTCQB on December 1, 2015 and transitioned to the OTCQX in May 2019.   Any over-the-counter market quotations are based on inter-dealer bid and asked prices, without retail markup, mark-down or commission and may not represent actual transactions.

Holders

As of November 7, 2019, we had approximately 160 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

During the year ended August 31, 2019, we granted 333,867 unregistered shares of our common stock for services pursuant to contracts, with an aggregate fair market value of approximately $1.9 million.

During the year ended August 31, 2019, we sold 9,076,664 shares of our common stock and warrants exercisable for 3,238,095 shares of common stock, with an exercise price of $5.75 per share, to investors in exchange for aggregate gross proceeds of approximately $41.6 million.

On August 21, 2019, in connection with and as a condition to the consummation of the Monroe Revolving Credit Facility, we issued warrants to purchase up to an aggregate of 500,000 shares of common stock, at an exercise price of $4.25, to institutional investors pursuant to a Subscription Agreement, dated August 21, 2019, by and among the Company and Monroe Capital Management Advisors, LLC.

On August 21, 2019, we entered into a New Senior Note and issued a warrant to purchase up to 650,000 shares of common stock, at an exercise price of $4.25, in connection with the exchange of the Original Note for the New Senior Note pursuant to the Exchange Agreement, dated August 21, 2019, by and between the Company and an institutional investor.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

The following discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and all other non-historical statements in this discussion are forward-looking statements and are based on the current beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report, particularly in the section titled “Risk Factors.”

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

CMP Wellness LLC

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

The purchase price for CMP consisted of an aggregate of $1.5 million in cash, unsecured promissory notes in the aggregate principal amount of approximately $0.7 million having a one-year maturity, and an aggregate of 7,800,000 restricted shares of the Company’s common stock.  The purchase price is subject to customary post-closing adjustments with respect to confirmation of the levels of working capital and cash held by CMP as of the closing.  During the one-year period following the closing, the former owners of CMP may become entitled to receive up to an additional approximately $1.9 million in cash, in the aggregate, and approximately 4,740,960 shares of our common stock, in the aggregate, based on the future performance of CMP. On July 16, 2018, the Company issued an aggregate of 3,740,960 shares of common stock associated with the contingent equity consideration in accordance with the terms of the Merger Agreement. On May 9, 2019, the Company issued 500,000 shares of common stock associated with holdback shares in accordance with the terms of the Merger Agreement.

Summit Innovations LLC

On May 2, 2018, we completed the acquisition of Summit, a leading distributor of hydrocarbon gases to the legal cannabis industry. Pursuant to the terms of the Summit Agreement, Summit merged with and into KCH, with KCH as the surviving entity. The consideration paid to the members of Summit at the closing consisted of cash consideration of $0.9 million, net of cash received, and 1,280,000 shares of the Company’s common stock. Cash consideration of $0.2 million and 640,000 shares of common stock were held back by us for a period of 15 months for potential post-closing working capital and/or indemnification claims relating to, among other things, breaches of representations, warranties and covenants contained in the Summit Agreement. The former members of Summit were entitled to receive earn-out consideration of up to an additional 1,280,000 shares of common stock, in the aggregate, based on the net revenue performance of the Summit business during a one-year period following the closing date of the acquisition. On August 13, 2019, we issued an aggregate of 1,146,782 shares of common stock associated with the contingent equity consideration and holdback shares in accordance with the terms of the Merger Agreement. As of August 31, 2019, the Company is holding back the remaining 200,000 shares pending resolution of certain claims.

Hybrid Creative LLC

On July 11, 2018, we completed the acquisition of Zack Darling Creative Associates (“ZDCA”), and its wholly-owned subsidiary The Hybrid Creative, LLC (“Hybrid”), which together operated as a marketing and design agency. Pursuant to the terms of the purchase agreement with the members of ZDCA, we purchased the entire issued membership interest of ZDCA for an aggregate of $0.9 million in cash, net of cash received, and an aggregate of 360,000 shares of the Company’s common stock. Cash consideration of $0.1 million of the cash consideration and approximately 162,000 shares of common stock from the share consideration were held back by us which were subsequently issued in January 2019. The members were entitled to receive earn-out payments consisting of $0.5 million and up to 212,858 shares of common stock, based on the net revenue performance of the Hybrid business during the period September 1, 2018 through August 31, 2019. As of February 2019, we determined ZDCA would not meet the minimum earnout target threshold. Accordingly, the fair value of the related contingent consideration was adjusted to zero.

Line of Credit and Long-Term Debt

Gerber Revolving Line

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

On November 9, 2018, the Company and KIM entered into a second amendment to the Loan Agreement with Gerber. Pursuant to the second amendment, the aggregate principal amount of the Revolving Line at any time outstanding was increased to $8.0 million. Additionally, subject to certain exceptions, the face amount of any outstanding letters of credit, at any time outstanding cannot exceed the lesser of (i) 25% of the value of certain inventory (increasing to 40% upon receipt of certain landlord waivers) and (ii) 50% of certain accounts receivable. In April 2019, the Company obtained a waiver of non-compliance associated with the restatement of our previously filed consolidated financial statements.

On August 21, 2019, the Company used a portion of the loan proceeds under the Monroe Revolving Credit Facility to pay in full all amounts due under the Loan Agreement, and the Company has no further financial obligations under the Loan Agreement.

Monroe Revolving Credit Facility

On August 21, 2019, we entered into a revolving credit facility with an aggregate amount not to exceed $35.0 million outstanding at any time between KushCo and its subsidiaries and Monroe, as collateral agent and administrative agent, and the various lenders party thereto. The credit facility also includes an accordion feature that permits us to increase the available revolving commitments under the Credit Facility by up to an additional $15 million, subject to satisfaction of certain conditions. All amounts advanced under the Monroe Revolving Credit Facility will bear interest at a rate per annum equal to either 5.25% plus the greatest of: (a) 5.50%; (b) the Federal Funds Rate plus 0.50%; (c) the quotient of (i) the LIBOR rate, divided by (ii) the difference of 100 percent minus, for any lender, the maximum percentage prescribed by the Board of Governors of the Federal Reserve System of the United States (or its successor) for determining reserve requirements of that lender; plus 1.00%; and (d) the Prime Rate; or 8.50% plus the greater of (a) the quotient of (i) the LIBOR rate, divided by (ii) the difference of one minus the stated maximum reserve percentage to be maintained by member banks of the Federal Reserve System for Eurocurrency funding or liabilities; and (b) 1.00%. The Monroe Revolving Credit Facility has a five-year term, maturing on August 21, 2024, and is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries.

Long-term Debt

On April 29, 2019, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”), pursuant to which we agreed to issue and sell, and the Investor agreed to purchase, a senior note (the “Original Note”) in a private placement offering in the aggregate principal amount of $21.3 million with an original issue discount of $1.3 million, and received net proceeds of $20.0 million. The Original Note is a senior unsecured obligation, and unless earlier redeemed, will mature on October 30, 2020. The Original Note does not bear interest, except upon the occurrence of an event of default.

On August 21, 2019, we entered into an exchange agreement (the “Exchange Agreement”) with the Investor in order to amend and waive certain provisions of the Purchase Agreement and the Original Note and exchange the Original Note for (i) a new senior note (the “New Senior Note”) for the same aggregate principal amount as the Original Note and (ii) a warrant to purchase up to 650,000 shares of our common stock at an exercise price of $4.25.

Similar to the terms of the Original Note, the New Senior Note matures on October 30, 2020, at which time the Company must pay the Investor an amount in cash representing 120% of all outstanding principal, less original issue discount, plus any accrued and unpaid interest and accrued and unpaid late charges. Similar to the terms of the Original Note, the New Senior Note will not bear interest except upon the occurrence of an event of default.

On November 8, 2019, we entered into a Second Exchange Agreement (“Second Exchange Agreement”) with the Investor, pursuant to which we amended the New Senior Note (the “Amended Senior Note”). Pursuant to the terms of the Amended Senior Note, the maturity date of the Amended Senior Note was extended to April 29, 2021 and the aggregate principal amount of the Amended Senior Note was increased to approximately $24.0 million and increase the original issue discount to $1.5 million. Upon maturity, we must pay the Investor an amount in cash representing 120% of all outstanding principal, less original issue discount, plus any accrued and unpaid interest and accrued and unpaid late charges. Similar to the terms of the Original Note, the Amended Senior Note will not bear interest except upon the occurrence of an event of default.

Results of Operations

Comparison of Years Ended August 31, 2019 and August 31, 2018

Revenue

Total revenues increased to $149.0 million for the fiscal year ended August 31, 2019 compared to $52.1 million for the fiscal year ended August 31, 2018, an increase of $96.9 million or 186%. The increase was primarily attributable to significant organic growth across all markets, including in California following the legalization of adult use cannabis sales on January 1, 2018. Furthermore, vaping product related sales remained strong during the year. In addition, we achieved strong growth in custom branded products as customers seek differentiated brand building solutions in line with regulatory requirements.

Gross Profit

Gross profit for the fiscal year ended August 31, 2019 was $24.6 million, or 17% of revenue, compared to $13.3 million, or 26% of revenue, for the fiscal year ended August 31, 2018. The decrease in gross margin percentage is primarily attributable to a shift in sales mix, increased freight-in charges, and product quality costs, along with the recent China trade tariffs that were enacted during the year. Beginning in June 2019, we implemented a tariff supplement fee billed to our customers.

Operating Expense

Our total operating expenses for the fiscal year ended August 31, 2019 increased to $69.8 million, or 47% of total revenue compared to $39.9 million, or 77% of total revenue for the fiscal year ended August 31, 2018, an increase of $29.9 million or 75%. Selling, general and administrative expenses (“SG&A”) was $72.8 million, or 49%, for the fiscal year ended August 31, 2019 compared to $25.7 million, or 49%, in the comparable prior year period, an increase of $47.1 million. The increase in SG&A is due to the expansion of the business, primarily attributed to increased compensation cost, insurance, professional fees, freight-out, and facilities costs. For the year ended August 31, 2019 and 2018, operating expenses included a gain of $1.8 million and a loss of $14.1 million, respectively, related to the change in the fair value of contingent consideration. In addition, our operating expenses for the year ended August 31, 2019 included a gain on disposition of assets of $1.3 million.

Other Income (Expense), net

Interest and Other Income (Expense), net for the fiscal year ended August 31, 2019 was income of $5.7 million compared to income of $0.6 million for the fiscal year ended August 31, 2018. The increase in other income is attributed to the gain from the change in fair value of warrant liability of $9.3 million, partially offset by a $0.9 million loss from the change in fair value of an equity investment and additional interest expense related to increased credit line capacity and a long-term note payable which was issued in April 2019.

Income Tax Provision

Our tax expense for the fiscal year ended August 31, 2019 was $0.1 million compared to an income tax benefit in the prior year of $1.6 million. We maintained a valuation allowance against our net deferred tax assets of August 31, 2019 and 2018 excluding a portion relating to indefinite life intangibles. Our current year income tax expense relates to the increase in our deferred tax liability for indefinite-life intangibles. Our prior year income tax benefit is attributable to deferred tax benefits from losses that were realizable against expected future taxable income from the reversal of existing temporary differences.

Net Loss

Our net loss for the fiscal year ended August 31, 2019 was $39.6 million compared to a net loss of $24.3 million for the fiscal year ended August 31, 2018. Basic and diluted loss per share for the year ended August 31, 2019 was $0.47 and $0.57, respectively. Basic and diluted loss per share for the year ended August 31, 2018 was $0.37 and $0.37, respectively.

Liquidity and Capital Resources

At August 31, 2019 and 2018, we had cash of $3.9 million and $13.5 million, respectively and a working capital surplus of $53.3 million and $35.2 million, respectively.

Cash Flows from Operating Activities

Net cash used in operating activities for the fiscal year ended August 31, 2019 was to $70.2 million compared to $29.9 million for the fiscal year ended August 31, 2018. The change is primarily attributed to an increase in net loss of $15.3 million, and a $17.8 million increase in net operating assets and liabilities. The change in operating assets and liabilities is primarily attributable to increases in inventory, including related prepayments, and accounts receivable.

Cash Flows from Investing Activities

Net cash used in investing activities for the fiscal year ended August 31, 2019 was $8.0 million compared to $4.8 million for the fiscal year ended August 31, 2018. The change is primarily attributed to higher levels of equipment purchases, technology investments and leasehold improvements during the current fiscal year.

Cash Flows from Financing Activities

Net cash provided by financing activities for the fiscal year ended August 31, 2019 was $68.7 million compared to $47.3 million for the fiscal year ended August 31, 2018. The increase is primarily attributed to $19.0 million in proceeds from long-term debt compared to the prior year repayment of $1.9 million. In addition, we received $11.3 million of net proceeds from the line of credit compared to $0.9 million in proceeds in the prior year. Further, cash proceeds from the issuance of common stock decreased $8.4 million to $41.0 million for the year ended August 31, 2019 compared to $49.4 million in the comparable 2018 period.

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

Inventory

Our inventories consist of finished goods and are stated at the lower of cost or net realizable value using the average cost method. As a designer and manufacturer of products for the cannabis industry, we may be exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, our ability to meet changing customer requirements, competitive pressures on products and prices, reliability and replacement of and the availability of products from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate our ability to realize the value of our inventory based on a combination of factors including the following: forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining our estimates of future product demand may prove to be incorrect, in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, we would be required to recognize such costs as cost of goods sold at the time of such determination. Although every effort is made to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant negative impact on the value of our inventory and our reported operating results. Additionally, purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value.

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

The sales of products generally do not include a right of return and historically, we have not experienced any significant sales returns.  These estimates are based on the historical facts and circumstances regarding sales orders, analysis of credit memo data and other known factors. If the data we use to calculate these estimates do not properly reflect reserve requirements, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be adversely affected.

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

We use the income approach, the relief from royalty method (a combination of the income and market methods), and the with and without method to determine the fair values of our identifiable intangible assets and goodwill. The use of these various approaches determines fair value by estimating cash flows attributable to domain names, trademarks and non-competition agreements. We base our revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in product introductions by competitors. We base the discount rate used to arrive at a present value as of the date of acquisition on the time value of money and cannabis industry investment risk factors. For the intangible assets we acquired in connection with prior acquisitions, we used risk-adjusted discount rates to discount our projected cash flows, ranging from 19% to 26%. We believe that amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay. Domain names represent established relationships with customers, which provides a ready channel for the sale of additional products and services. Trade names represent acquired product names that we intend to continue to utilize.

Contingent Consideration

We estimate and record the acquisition date fair value of contingent consideration as part of purchase price consideration for acquisitions. Additionally, each reporting period, we estimate changes in the fair value of contingent consideration and recognize any change in fair in our consolidated statement of operations. Our estimate of the fair value of contingent consideration requires highly subjective assumptions to be made of future operating results, discount rates and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change our estimate of the fair value of contingent consideration and, therefore, materially affect the Company’s future financial results. A portion of the contingent consideration liability is to be settled with the issuance of shares of common stock once contingent provisions set forth in respective acquisition agreements have been achieved. Upon achievement of contingent provisions, respective liabilities are relieved and offset by increases to common stock and additional paid in capital in the stockholders’ equity section of our consolidated balance sheets.

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

The Company evaluates intangible assets and long-lived assets for possible impairment periodically and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions, or other events that indicate an asset's carrying amount may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value. The Company evaluates and tests the recoverability of its goodwill for impairment at least annually during its fourth quarter of each fiscal year or more often if and when circumstances indicate that it is more likely than not goodwill may be impaired.

In January 2017, the FASB issued amended guidance that simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019, and early adoption is permitted on goodwill impairment tests performed on testing dates after January 1, 2017. We adopted the standard beginning with our fiscal 2017 impairment tests.

In fiscal 2019, we conducted a qualitative assessment of the goodwill during the fourth quarter of fiscal 2019 and concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount. Upon completion of the annual impairment assessment, the Company determined that no goodwill impairment was indicated.

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

Revenue Recognition

We adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method.  As a practical expedient allowed under ASC 606, we applied the new guidance only to contracts that were not completed as of the date of initial application.  We did not record any cumulative effect adjustment to retained earnings as of September 1, 2019 and did not record any material adjustment to gross revenue for the fiscal year ended August 31, 2019 as a result of applying the guidance in ASC 606.

Revenue is recognized when control of promised goods or services is transferred to the customer, or when any performance obligations are satisfied under contract. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for respective goods or services provided.

The Company applies the following steps to recognize revenue for the sale of products that reflects the consideration to which the Company expects to be entitled to receive in exchange for the promised goods:

•	Identify the contract with a customer
•	Identify the performance obligations in the contract
•	Determine the transaction price
•	Allocate the transaction price to the performance obligations in the contract
•	Recognize revenue when the Company satisfies a performance obligation

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

Stock-Based Compensation

We account for stock-based awards in accordance with ASC Topic 718, Compensation (“ASC 718”), which requires fair value measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including restricted stock awards.  We estimate the fair value of stock options using the Black-Scholes option pricing model and for restricted stock using the stock price on the date of the approval of the award.  The fair value is then expensed over the requisite service periods of the awards, which is generally the vesting period and the related amount is recognized in the consolidated statements of operations.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, Accounting for Income Taxes. As part of the process of preparing the consolidated financial statements, the Company is required to estimate an income tax provision (benefit) in each of the jurisdictions in which it operates. This process involves estimating the current income tax provision (benefit) together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets.

The Company recorded a valuation allowance to reduce deferred tax assets to an amount that more likely than not will be realized. While future taxable income and ongoing prudent and feasible tax planning strategies have been considered in assessing the need for the valuation allowance, in the event the Company determines it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance for the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine it would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the valuation allowance for the deferred tax asset would be charged to income in the period such determination was made.

During fiscal 2019, the Company maintained a valuation allowance to reduce deferred tax assets to an amount that more likely that not will be realized. The net deferred tax liability for fiscal year 2019 represents the portion of indefinite-life intangibles that could not be used as a future source of taxable income to support the realization of deferred tax assets.

Recent Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

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

Item 8.  Financial Statements and Supplementary Data

The information required by this item is contained in the consolidated financial statements filed as part of this Annual Report on Form 10-K and are listed under Item 15 of Part IV below.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On August 8, 2019, the Company announced the dismissal of RBSM LLP (“RBSM”) as its independent registered public accounting firm. The Audit Committee of the Board of Directors of the Company approved the dismissal of RBSM.

The reports of RBSM on the audited consolidated financial statements of the Company for the years ended August 31, 2018 and 2017, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the years ended August 31, 2018 and 2017 and through the dismissal date, there were no disagreements with RBSM on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of RBSM, would have caused it to make reference thereto in its reports on the audited consolidated financial statements of the Company for such years.

Also, on August 8, 2019, the Audit Committee approved the selection and engagement of Marcum LLP as the Company’s new independent registered public accounting firm.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (who is also the Company’s chairman, secretary and principal executive officer), and our chief financial officer (who is also the Company’s principal financial and accounting officer) to allow for timely decisions regarding required disclosure.  Thus, in accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of August 31, 2019 which is the end of the period covered by this Form 10-K. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses identified in our internal control over financial reporting, described below.

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting.  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management, with the participation of our principal executive officer and principal financial and accounting officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013).  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of August 31, 2019.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

We previously disclosed in the Explanatory Note to our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2018 and in Note 2 titled “Restatement” to the Company’s consolidated financial statements included in Part II, Item 8 of this Form 10-K, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of our internal control over financial reporting as of August 31, 2018. Based on this reassessment using the COSO criteria, management concluded that we did not maintain effective internal control over financial reporting as of August 31, 2018 because (1) a material weakness related to the accounting, presentation, and disclosure of share-settled contingent consideration, (2) we had inadequate segregation of duties consistent with control objectives and (3) we had a lack of multiple levels of supervision and review. Management concluded that these deficiencies were material weaknesses as defined in the Securities and Exchange Commission regulations. These material weaknesses resulted in the misstatement of our financial statements and disclosures for the fiscal years ended August 31, 2018 and 2017, and for each of the interim periods ended May 31, 2017, November 30, 2017, February 28, 2018 and May 31, 2018, as more fully discussed in Note 2 titled “Restatement” to the Company’s consolidated financial statements included in Part II, Item 8 of this Form 10-K.

We have taken significant steps to enhance our internal control over financial reporting and plan to take additional steps to remediate the material weaknesses. Specifically:

•	We appointed additional independent members with public company board experience to our board of directors, such that our board of directors is now composed of a majority of independent directors;

•	On March 9, 2018, our board of directors formed an Audit Committee composed entirely of independent directors that, among other things, assists the board of directors in its oversight of the integrity of our financial statements and our financing reporting processes and systems of internal control;

•	In November 2018, we hired a Chief Financial Officer with significant sales and distribution experience who will focus on the development of the finance and accounting function;

•	We added staff to our finance team, and engaged a third party to assist with the assessment of certain complex transactions under US GAAP;

•	In January 2018, we hired a controller with public company experience;

•	We have adopted a Code of Business Conduct and Ethics and a whistleblower policy;

•	We have engaged a national accounting advisory firm to assist with the design and implementation of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO; and

•	In June 2019, we hired a director of internal audit with extensive training and experience associated with COSO and Sarbanes-Oxley Section 404 compliance.

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

The remediation efforts set out herein will continue to be implemented in our 2020 fiscal year. We believe that the controls that we will be implementing will improve the effectiveness of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the material weakness or determine to supplement or modify certain of the remediation measures described above.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during the fiscal quarter ended August 31, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information.

On November 8, 2019, we entered into the Second Exchange Agreement with HB Sub Fund, pursuant to which we amended the New Senior Note. Pursuant to the terms of the Amended Senior Note, the maturity date of the Amended Senior Note was extended to April 29, 2021 and the aggregate principal amount of the Amended Senior Note was increased to approximately $24.0 million, and the original issue discount was increased to $1.5 million. We also entered into a Limited Consent and First Amendment to Financing Agreement to reflect these developments.

The foregoing descriptions of the Second Exchange Agreement, the Amended Senior Note and the Limited Consent and First Amendment to Financing Agreement are summaries only, do not purport to be complete and are qualified in their entirety by the full text of these documents, copies of which are attached as Exhibits 10.22, 4.11 and 10.23, respectively, and incorporated herein by reference.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of August 31, 2019. Such information is incorporated herein by reference.

Item 11.  Executive Compensation

Information required by this item will be contained in our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of August 31, 2019. Such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of August 31, 2019. Such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of August 31, 2019. Such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

Information required by this item will be contained in our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of August 31, 2019. Such information is incorporated herein by reference.

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

(c)	Separate Financial Statements and Schedules: None

Item 16.  Form 10-K Summary

None

KUSHCO HOLDINGS, INC.

Consolidated Financial Statements

August 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
KushCo Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of KushCo Holdings, Inc. (the “Company”) as of August 31, 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended August 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2019, and the results of its operations and its cash flows for the year in the period ended August 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum llp

We have served as the Company’s auditor since 2019.

Costa Mesa, California
November 12, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
KushCo Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of KushCo Holdings, Inc. (the Company) as of August 31, 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal year ended August 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018, and the consolidated results of its operations and its cash flows for the year ended August 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for outbound shipping and handling costs in fiscal year 2018.

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2018 consolidated financial statements to correct misstatements.

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

/s/ RBSM LLP

We have served as the Company’s auditor since 2014.

Larkspur, CA

November 28, 2018, except for the effects of the restatement discussed in Note 2 as to which the date is April 11, 2019.

KUSHCO HOLDINGS, INC.

Consolidated Balance Sheets

(Amounts in thousands)

	August 31, 2019	August 31, 2018
ASSETS
Current assets:
Cash	$3,944	$13,467
Accounts receivable, net	25,972	8,601
Inventory	43,768	11,814
Prepaid expenses and other current assets	12,209	13,623
Total current assets	85,893	47,505

Goodwill	52,267	52,267
Intangible assets, net	3,103	4,488
Property and equipment, net	11,054	4,135
Other assets	6,917	250
Total Assets	$159,234	$108,645

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,907	$2,822
Accrued expenses and other current liabilities	9,460	3,071
Contingent consideration payable	--	5,488
Line of credit	12,261	918
Total current liabilities	32,628	12,299

Long-term liabilities:
Notes payable	18,975	172
Warrant liability	5,444	14,430
Other non-current liabilities	833	106
Total long-term liabilities	25,252	14,708
Total liabilities	57,880	27,007

Commitments and contingencies (Note 17)

Stockholders' equity
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $0.001 par value, 265,000 shares authorized, 90,041 and 78,273 shares issued and outstanding, respectively	90	78
Additional paid-in capital	164,258	104,918
Accumulated deficit	(62,994)	(23,358)
Total stockholders' equity	101,354	81,638
Total liabilities and stockholders' equity	$159,234	$108,645

The accompanying notes are an integral part of the consolidated financial statements.

KUSHCO HOLDINGS, INC.

Consolidated Statements of Operations

(Amounts in thousands, except per share amounts)

	For the year ended August 31,
	2019	2018
Net revenue	$148,954	$52,075
Cost of goods sold	124,386	38,741
Gross profit	24,568	13,334

Operating expenses:
Selling, general and administrative	72,787	25,718
Gain on disposition of assets	(1,254)	--
Change in fair value of contingent consideration	(1,780)	14,138
Total operating expenses	69,753	39,856
Loss from operations	(45,185)	(26,522)

Other income (expense):
Change in fair value of warrant liability	9,294	920
Change in fair value of equity investment	(931)	--
Interest expense	(2,523)	(276)
Other expense, net	(164)	(22)
Total other income	5,676	622
Loss before income taxes	(39,509)	(25,900)
Income tax expense (benefit)	127	(1,563)
Net loss	$(39,636)	$(24,337)

Net loss per share
Basic	$(0.47)	$(0.37)
Diluted	$(0.57)	$(0.37)

Weighted-average common shares outstanding
Basic	84,880	65,336
Diluted	84,896	65,336

The accompanying notes are an integral part of the consolidated financial statements.

KUSHCO HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders'
	Shares Issued	Amount	Capital	Deficit)	Equity
Balances at August 31, 2017	58,607	$59	$29,677	$979	$30,715
Stock-based compensation	1,681	2	5,470	--	5,472
Stock sold to investors	13,406	13	35,286	--	35,299
Stock issued for acquisitions	4,579	4	34,485	--	34,489
Net loss	--	--	--	(24,337)	(24,337)
Balances at August 31, 2018	78,273	$78	$104,918	$(23,358)	$81,638
Stock-based compensation	882	1	11,997	--	11,998
Stock sold to investors	9,077	9	41,583	--	41,592
Stock issued for acquisitions	1,809	2	3,566	--	3,568
Issuance of warrants	--	-	2,194	--	2,194
Net loss	--	-	--	(39,636)	(39,636)
Balances at August 31, 2019	90,041	$90	$164,258	$(62,994)	$101,354

The accompanying notes are an integral part of the consolidated financial statements.

KUSHCO HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Year Ended August 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,636)	$(24,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,501	1,223
Amortization of debt discount	1,243	--
Provision for bad debt	2,628	966
Provision for sales returns	477	--
Provision for inventory reserve	3,026	585
Gain on disposal of assets	(1,254)	--
Change in fair value of equity investment	931	--
Stock-based compensation	13,384	3,586
Change in fair value of warrant liability	(9,294)	(920)
Offering costs allocated to warrant liability	--	1,230
Provision for deferred taxes	97	(1,617)
Change in fair value of contingent consideration	(1,780)	14,138
Changes in operating assets and liabilities:
Accounts receivable	(20,475)	(7,620)
Inventory	(35,095)	(8,408)
Prepaid expenses and other current assets	120	(10,637)
Other non-current assets	(535)	--
Accounts payable	7,874	615
Accrued expenses and other current liabilities	4,916	1,109
Other non-current liabilities	630	150
Net cash used in operating activities	(70,242)	(29,937)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment, and intangibles	(8,017)	(2,841)
Security deposits	--	(196)
Acquisition of Summit, net of cash received	--	(905)
Acquisition of Hybrid, net of cash received	--	(847)
Net cash used in investing activities	(8,017)	(4,789)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of capital leases	(106)	--
Proceeds from (repayment of) notes payable	19,015	(1,888)
Proceeds from stock option exercises	79	612
Proceeds from issuance of common stock	41,008	49,419
Proceeds from line of credit	140,609	918
Repayments on line of credit	(129,267)	--
Debt issuance costs	(2,602)	--
Payments for contingent consideration	--	(1,785)
Net cash provided by financing activities	68,736	47,276
NET INCREASE (DECREASE) IN CASH	(9,523)	12,550
CASH AT BEGINNING OF YEAR	13,467	917
CASH AT END OF YEAR	$3,944	$13,467
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$1,149	$74
Income taxes	$13	$330
NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital leases	$240	$177
Services prepaid for in common stock	$1,987	$1,273
Unpaid amounts for purchase of property & equipment	$211	$--
Fair value of shares issued related to acquisition of business	$3,568	$8,273
Fair value of contingent equity consideration	$--	$4,114
Fair value of shares received from sale of assets	$1,791	$--
Warants issued with financing agreement	$2,194	$--

The accompanying notes are an integral part of the consolidated financial statements.

KUSHCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

KushCo Holdings, Inc. (“KushCo” or the “Company”) was incorporated in the state of Nevada on February 26, 2014.   The Company specializes in marketing and selling customized packaging products, vaporizers, hydrocarbon gases, solvents, accessories and branding solutions to customers operating in the regulated medical and recreational cannabis industries. The Company provides custom branding on packaging products, and its testing standards meet the requirements set by the Consumer Product Safety Commission. The Company’s packaging products primarily consist of bottles, bags, tubes and containers. The Company maintains relationships with a broad range of manufacturers and also has sophisticated in-house labeling and customization capabilities. The Company sells a wide selection of vaporizer cartridges with a variety of core materials and heating technologies, as well as a wide selection of batteries to match the cartridges. The Company provides ultra-pure hydrocarbon gases, including isobutene, n-butane, propane, ethanol, pre-mixes, custom blends and other solvents, which are essential in the extraction process. The Company’s wholly-owned subsidiary, The Hybrid Creative, LLC, is a full-service creative agency that serves both cannabis and non-cannabis clients across the U.S., Canada and Europe.

The Company’s wholly-owned subsidiary Kim International Corporation (“KIM”), a California corporation, was originally incorporated as Hy Gro Economics Corporation ("Hy Gro") on December 2, 2010. On October 30, 2012, Hy Gro amended its articles of incorporation to reflect a name change to KIM International Corporation. On March 4, 2014, the shareholders of KIM exchanged all 10,000 of their common shares for 32,400 common shares of KushCo Holdings, Inc. The operations of KIM became the operations of KushCo after the share exchange and accordingly the transaction is accounted for as a recapitalization of KIM whereby the historical financial statements of KIM are presented as the historical financial statements of the combined entity. KIM was the acquiring entity in accordance with ASC 805, Business Combinations. The accumulated losses of KIM were carried forward after the completion of the share exchange. Operations prior to the share exchange were those of KIM.

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

Registered Offerings

On June 7, 2018, January 15, 2019 and September 26, 2019, the Company entered into securities purchase agreements with certain accredited investors in connection with its registered direct offerings. See Notes 13 and 15 for further description of these transactions.

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

Consolidation of an Entity

In July 2018, the Company invested $1.0 million in the form of a convertible promissory note in a third-party company. The convertible promissory note provides the Company with the option to convert the principal balance of the note, at any time prior to the maturity date, into equity of this entity, representing 100% of the equity interests. As primary beneficiary, the Company consolidated this entity.

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

In June 2019, the Company moved its corporate headquarters from Garden Grove, California to Cypress, California. The address for the Company’s new corporate headquarters is 6261 Katella Avenue, Suite 250, Cypress, CA 90630.

Basis of Presentation

The accompanying consolidated financial statements and related notes include the activity of the Company and its wholly-owned subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on previously reported results of operations or retained earnings (accumulated deficit). Significant inter-company transactions and balances have been eliminated in consolidation.

References to amounts in these notes to consolidated financial statements are in thousands, except per share data, unless otherwise specified.

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

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and investments having an original maturity of 90 days or less that are readily convertible into cash. The Company deploys its cash and cash equivalents with financial institutions with highly rated credit and monitors the amount on deposit at the financial institution. The Company has cash deposits held at certain institutions at August 31, 2019 of which $2,630 was in excess of Federal Deposit Insurance Corporation insured limits. There were no cash equivalents outstanding as of August 31, 2019 and 2018.

Accounts Receivable

Trade accounts receivable are carried at their estimated collectible amounts.  Trade credit is generally extended on a short-term basis and thus do not bear interest.  Trade accounts receivables are periodically evaluated for collectability based on past credit history and their current financial condition.

The Company maintains reserves for uncollectible accounts receivable and potential sales returns. In aggregate, such reserves reduce our gross accounts receivable to its estimated net realizable value. The Company’s allowance for doubtful accounts and sales return reserve was $1,058 and $477, respectively as of August 31, 2019 and $1,000 and $0, respectively, as of August 31, 2018.

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. The Company’s inventory consists of finished goods of $43,768 and $11,814 as of August 31, 2019 and 2018, respectively. The Company establishes reserves for excess and obsolete inventory, based on prevailing circumstances and judgment based on the Company’s experience. The Company’s inventory reserve was $2,640 and $585 as of August 31, 2019 and 2018, respectively. The Company also makes prepayments against the future delivery of inventory classified as prepaid inventory. The Company’s prepaid inventory was $7,134 and $11,019 and was included in prepaid expenses and other current assets as of August 31, 2019 and 2018, respectively.

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the shorter of estimated useful life of the asset or the lease term, after the asset is placed in service. The estimated useful lives of the property and equipment are generally as follows: computer software acquired for internal use, three to seven years; computer equipment, two to three years; leasehold improvements, three to 15 years or term of lease; and furniture and equipment, one to seven years. Gains and losses from the retirement or disposition of property and equipment are included in operations in the period incurred.  Maintenance and repairs are expensed as incurred. Gains or losses resulting from the retirement or sale of property and equipment are recorded as operating income or expenses, respectively.

Fair Value of Financial Instruments

The fair value of certain of our financial instruments, including cash, accounts receivable, other current assets, accounts payable and liabilities, capital lease obligations and deferred revenue approximate their fair values because of the short-term maturity of these instruments. The carrying amount of the Company’s long-term notes payable approximates its fair value based on interest rates available to the Company for similar debt instruments and similar remaining maturities.

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

Impairment Assessment

The Company evaluates intangible assets and long-lived assets for possible impairment periodically and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions, or other events that indicate an asset's carrying amount may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value. The Company evaluates and tests the recoverability of its goodwill for impairment at least annually during its fourth quarter of each fiscal year or more often if and when circumstances indicate that it is more likely than not goodwill may be impaired. There was no impairment of intangible assets, long-lived assets or goodwill during the years ended August 31, 2019 and 2018.

Valuation of Business Combinations and Acquisition of Intangible Assets

The Company records intangible assets acquired in business combinations and acquisitions of intangible assets under the acquisition method of accounting. The Company accounts for acquisitions in accordance with ASC Topic 805, Business Combinations. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the dates of acquisition. The Company then allocates the purchase price in excess of the fair value of the net tangible assets acquired to identifiable intangible assets, including purchased intangibles based on detailed valuations that use information and assumptions provided by management. The Company allocates any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill.

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

Net Income (Loss) Per Share

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

For the year ended August 31, 2019, net loss is adjusted for changes in fair value of warrants recorded as a liability (see Note 13) and weighted average diluted shares includes dilutive warrants.

The following table sets forth the calculation of basic and diluted net income (loss) per common share.

	August 31,	August 31,
	2019	2018
Net loss	$(39,636)	$(24,337)
Less: Decrease in fair value of warrants	(8,986)	--
Net loss available to common shareholders	$(48,622)	$(24,337)

Weighted average common shares outstanding:
Basic	84,880	65,336
Net effect of dilutive warrants	16	--
Diluted	84,896	65,336
Net loss per common share per share:
Basic	$(0.47)	$(0.37)
Diluted	$(0.57)	$(0.37)

For the year ended August 31, 2018, basic and diluted weighted average shares are the same as the Company generated a net loss for the period and potentially dilutive securities are excluded because they have an anti-dilutive impact. The computation of diluted net loss per share for the year ended August 31, 2019 does not include 4,579 options and 2,045 warrants because their inclusion would have an anti-dilutive effect on net loss per share. The computation of diluted net loss per share for the year ended August 31, 2018 does not include 646 options and 822 warrants because their inclusion would have an anti-dilutive effect on net loss per share.

Revenue Recognition

The Company adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method.  As a practical expedient allowed under ASC 606, the Company applied the new guidance only to contracts that were not completed as of the date of initial application.  The Company did not record any cumulative effect adjustment to retained earnings as of September 1, 2019 and did not record any material adjustment to gross revenue for the fiscal year ended August 31, 2019 as a result of applying the guidance in ASC 606.

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

•	Identify the contract with a customer

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

•	Identify the performance obligations in the contract

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

•	Determine the transaction price

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

Discounts provided to customers are accounted for as an element of the transaction price and as a reduction to revenue. Discounts were $822 and $465 for the years ended August 31, 2019 and 2018, respectively.

Revenue is presented net of taxes collected from customers and remitted to governmental authorities.

•	Allocate the transaction price to the performance obligations in the contract

The Company’s products are sold at their standalone selling price.

•	Recognize revenue when the Company satisfies a performance obligation

Revenue is recognized when control of the finished goods is transferred to the customer. Control of the finished goods is transferred at a point in time, upon delivery to the customer. The period of time between the satisfaction of the performance obligation and when payment is due from the customer is not significant. Sales returns are estimated based on historical facts and circumstances.

In the following table, product sales are disaggregated as follows for the years ended August 31, 2019 and 2018:

	August 31,	August 31,
	2019	2018
Manufacturing	$147,498	$51,967
Services	1,456	108
Total Revenue	$148,954	$52,075

Warranty Costs

The Company has not had any historical warranty related expenditures from the sales of its products, which if incurred would result in the return of any defective products by customers.

Stock-based Compensation

The Company accounts for its stock-based awards in accordance with ASC Topic 718, Compensation (“ASC 718”), which requires fair value measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including restricted stock awards.  The Company estimates the fair value of its stock options using the Black-Scholes option pricing model and its restricted stock using the stock price on the date of the approval of the award.  The fair value is then expensed over the requisite service periods of the awards, which is generally the vesting period and the related amount is recognized in the consolidated statements of operations.

Advertising

The Company conducts advertising for the promotion of its products and services. In accordance with ASC Topic 720 Other expenses (“ASC 720”), advertising costs are charged to operations when incurred. Advertising costs were $1,304 and $753 for the fiscal years ended August 31, 2019 and 2018, respectively.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, Accounting for Income Taxes (“ASC 740”). As part of the process of preparing the consolidated financial statements, the Company is required to estimate an income tax provision (benefit) in each of the jurisdictions in which it operates. This process involves estimating the current income tax provision (benefit) together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets.

The Company recorded a valuation allowance to reduce deferred tax assets to an amount that more likely than not will be realized. While future taxable income and ongoing prudent and feasible tax planning strategies have been considered in assessing the need for the valuation allowance, in the event the Company determines it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance for the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine it would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the valuation allowance for the deferred tax asset would be charged to income in the period such determination was made.

During fiscal 2019, the Company maintained a valuation allowance to reduce deferred tax assets to an amount that more likely than not will be realized. The net deferred tax liability for fiscal year 2019 represents the portion of indefinite-life intangibles that could not be used as a future source of taxable income to support the realization of deferred tax assets.

Segments

The Company only has a single reportable segment. As defined in ASC Topic 280, Segment Reporting, operating segments are components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, who is the chief executive officer, in deciding how to allocate resources and assess performance. Over the past few years, the Company has completed a number of acquisitions. These acquisitions have allowed the Company to expand its offerings, presence and reach in the cannabis industry. While the Company has offerings in multiple geographic locations for its products for the cannabis industry, as a result of the Company's acquisitions, the Company’s business operates in one operating segment because the majority of the Company's offerings operate similarly, and the Company’s chief operating decision maker evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. Since the Company operates in one reportable segment, all required financial segment information can be found in the consolidated financial statements.

Recent Accounting Pronouncements

Issued but not yet adopted by the Company

Fair Value Measurement (Topic 820), - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. In July 2018, the FASB issued ASU 2018-07, which addresses several aspects of the accounting for nonemployee share-based payment transactions and expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The main provisions of the update change the way nonemployee awards are measured in the financial statements. Under the simplified standards, nonemployee options will be valued once at the date of grant, as compared to at each reporting period end under ASC 505-50. At adoption, all awards without established measurement dates will be revalued one final time, and a cumulative effect adjustment to retained earnings will be recorded as the difference between the pre-adoption value and new value. Companies will be permitted to make elections to establish the expected term and either recognize forfeitures as they occur or apply a forfeiture rate. Compensation expense recognition using a graded vesting schedule will no longer be permitted. This pending content is the result of the FASB’s Simplification Initiative, to maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company will adopt the ASU effective September 1, 2019 and does not expect this guidance to have a material impact on its consolidated financial statements.

Earnings Per Share (Topic 260). In July 2017, the FASB issued ASU No. 2017-11, Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception”. The ASU was issued to address the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments are effective for fiscal years beginning after December 15, 2018 and should be applied retrospectively. The Company will adopt the ASU effective September 1, 2019 and does not expect this guidance to have a material impact on its consolidated financial statements.

Leases (ASC 842). In February 2016, the FASB issued ASU No. 2016-02 to increase transparency and comparability among organizations by requiring lessees to (i) recognize right-of-use (“ROU”) assets and lease liabilities on the consolidated balance sheet to represent the right to use the leased asset for the lease term and the obligation to make lease payments and (ii) disclose key information about leasing arrangements. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. ASU 2016-02 is effective for the Company in the first quarter of fiscal 2020. The Company is currently in the process of evaluating the potential impact of adoption of this updated authoritative guidance on the consolidated financial statements.

NOTE 2 – FISCAL 2018 RESTATEMENT

In connection with the preparation of the Company’s unaudited condensed consolidated interim financial statements as of and for the fiscal quarter ended February 28, 2019, the Company identified inadvertent errors in the accounting for certain shared-settled contingent consideration obligations relating to the Company’s acquisition of CMP Wellness in May 2017, Summit Innovations in May 2018, and Hybrid Creative in July 2018. In connection with those acquisitions, contingent equity consideration relating to certain earn-out arrangements were accounted for as equity. Upon further evaluation, the Company determined that the share-settled contingent consideration should have been accounted for as liabilities with fair value changes recorded in the Company’s consolidated statements of operations.

Accordingly, on April 11, 2019, the Company filed Amendment No. 1 to its Annual Report on Form 10-K/A (the “Amended 10-K”), which restated the Company’s previously issued audited consolidated financial statements as of and for the fiscal years ended August 31, 2018 and 2017 and unaudited condensed consolidated interim financial statements as of and for the periods ended May 31, 2017, November 31, 2017, February 28, 2018, and May 31, 2018.

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

The acquisition consideration consisted of a fixed cash payment of $1,500, unsecured promissory notes in the aggregate principal amount of approximately $771, having a one-year maturity, and an aggregate of 7,800 restricted shares of the Company’s common stock. During the one-year period following the closing, the two sellers of CMP were entitled to receive up to an additional $1,905 in cash, in the aggregate, and 4,741 shares of common stock of the Company, in the aggregate, based on the gross profit generated by the CMP product line for the period from May 1, 2017 to April 30, 2018. Per the terms of the Merger Agreement, post-closing adjustments to CMP’s working capital is directly offset to the unsecured promissory notes payable. Management has estimated that the post-closing working capital adjustments amounted to $104, which resulted in a decrease of the unsecured promissory notes payable from $771 to $667. In accordance with ASC 805, management evaluated the estimated fair value of the contingent consideration based a probability-weighted assessment of the occurrence of CMP reaching certain gross profit earnout targets. The Company initially recorded a contingent liability for the contingent cash consideration of $1,735 and the fair value of the contingent equity consideration of $10,764. Based on information obtained during the fourth fiscal quarter of 2017, the Company revised its estimate of the contingent cash consideration from $1,735 to $1,905, and its estimate of the contingent equity consideration from $10,764 to $11,683.

On July 16, 2018, the Company issued an aggregate of 3,741 shares of common stock associated with the contingent equity consideration in accordance with the terms of the Merger Agreement. On May 9, 2019, the Company issued 500 shares of common stock associated with holdback shares in accordance with the terms of the Merger Agreement.

NOTE 4 – ACQUISITION OF SUMMIT INNOVATIONS, LLC

On May 2, 2018, the Company completed its acquisition of Summit, a leading distributor of hydrocarbon gases to the legal cannabis industry. Pursuant to the terms of the Merger Agreement with Summit, Summit merged with and into KCH, a wholly-owned subsidiary of the Company, with KCH as the surviving entity.

The acquisition was accounted for using the acquisition method of accounting in accordance with ASC 805. The fixed purchase consideration paid to the Members of Summit at the closing included the cash consideration, consisting of an aggregate of $905 in cash, net of cash received, $188 in cash held back and the share consideration, consisting of an aggregate of 1,280 shares common stock. The Company held back approximately 640 shares of common stock from the share consideration for a period of 15 months for potential post-closing working capital and/or indemnification claims relating to, among other things, breaches of representations, warranties and covenants contained in the Merger Agreement. The Members may become entitled to receive contingent equity consideration of up to an additional 1,280 shares of common stock, in the aggregate, based on the net revenue performance of the Summit business during a one-year period following the closing.

Fair value of consideration transferred (based on the May 2, 2018 closing price of $5.59) was as follows:

	May 2, 2018	Measurement Period	August 31, 2018
	(As initially reported)	Adjustments (1)	(As adjusted)
Cash	$945	$(40)	$905
Cash held back	500	(312)	188
Fair value of common shares issued to Summit members	3,578	--	3,578
Fair value common shares held back	3,578	(762)	2,816
Fair value contingent consideration payable in common shares	7,155	-	7,155
Total	$15,756	$(1,114)	$14,642

(1)	As of August 31, 2018, the Company recorded measurement period adjustments to decrease cash held back from $500 to $188, to decrease cash, net of cash acquired, from $945 to $905, and to decrease the fair value of shares held back from $3,578 to $2,816.

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed:

	May 2, 2018	Measurement Period	August 31, 2018
	(As initially reported)	Adjustments (1)	(As adjusted)
Accounts receivable, net of allowance	$471	$(253)	$218
Prepaid expenses and other current assets	87	--	87
Inventory	237	--	237
Property and equipment, net	649	--	649
Accounts payable	(1,377)	103	(1,274)
Accrued expenses and other current liabilities	(358)	--	(358)
Notes payable	(987)	--	(987)
Total identifiable net assets	(1,278)	(150)	(1,428)
Non-compete	--	620	620
Goodwill	17,034	(1,584)	15,450
Total fair value of consideration	$15,756	$(1,114)	$14,642

(1)	As of August 31, 2018, the Company recorded measurement period adjustments to allocate $620 to the non-compete, decrease accounts receivable, net of allowance, from $471 to $218 and decrease accounts payable from $1,377 to $1,274.

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

	Year Ended	Year Ended
	August 31, 2018	August 31, 2017
	Unaudited	Unaudited
Total revenues	$56,950	$19,018
Net loss	$(26,086)	$1,458
Loss per share:
Basic	$(0.40)	$(0.03)
Diluted	$(0.40)	$(0.02)

On August 13, 2019, the Company issued an aggregate of 1,147 shares of common stock associated with the contingent equity consideration and holdback shares in accordance with the terms of the Merger Agreement. As of August 31, 2019, the Company is holding back the remaining 200 shares pending resolution of certain claims.

NOTE 5 – ACQUISITION OF THE HYBRID CREATIVE, LLC

On July 11, 2018, the Company completed its acquisition of Hybrid, a marketing and design agency. Pursuant to the terms of the Agreement with the members of ZDCA, parent of wholly-owned subsidiary, Hybrid, the Company purchased the entire issued member interest of ZDCA. Following the acquisition, ZDCA operates as a wholly-owned subsidiary of the Company, with Hybrid continuing to operate as wholly-owned subsidiary of ZDCA.

The acquisition was accounted for using the acquisition method of accounting in accordance with ASC 805. The fixed consideration paid to the Members of Hybrid at the closing included the cash consideration, consisting of an aggregate of $847 in cash, net of cash received, $82 in cash held back and the share consideration, consisting of an aggregate of 360 shares common stock. The Company held back 162 shares of common stock from the share consideration until January 1, 2019 in connection with certain representations and warranties. The Members may become entitled to receive cash contingent consideration of up to $485, and up to 213 common shares of equity consideration, based primarily on the net revenue performance of the Hybrid business during the period September 1, 2018 through August 31, 2019.

The total purchase price (based on the $5.22 July 11, 2018 closing price) was as follows:

August 31, 2018
Cash	$847
Cash held back	82
Fair value of common shares issued to Hybrid members	1,879
Fair value of contingent cash consideration	450
Estimated fair value of contingent equity consideration	920
Total estimated acquisition consideration	$4,178

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed:

August 31, 2018
Accounts receivable, net of allowance	$33
Prepaid expenses and other assets	6
Accounts payable	(86)
Accrued expenses and other current liabilities	(278)
Notes payable	(235)
Total identifiable net assets	(560)
Non-compete	910
Goodwill	3,828
Total fair value of consideration	$4,178

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

	Year Ended	Year Ended
	August 31, 2018	August 31, 2017
	Unaudited	Unaudited
Total revenues	$53,069	$19,922
Net loss	$(24,865)	$1,624
Loss per share:
Basic	$(0.38)	$0.03
Diluted	$(0.38)	$0.03

On February 8, 2019, the Company issued an aggregate of 162 shares of common stock associated with the holdback shares in accordance with the terms of the Membership Interest Purchase Agreement.

As of February 28, 2019, the Company concluded that ZDCA would not meet the minimum earnout target threshold. Accordingly, the fair value of the related contingent consideration was adjusted to zero.

NOTE 6 – CONCENTRATIONS OF RISK

Supplier Concentrations

The Company purchases inventory from various suppliers and manufacturers. For the year ended August 31, 2019, one vendor accounted for approximately 40% of total inventory purchases. For the year ended August 31, 2018, two vendors accounted for approximately 56% of total inventory purchases.

Customer Concentrations

The Company has a concentration of credit risk with its accounts receivable balance. For the fiscal year ended August 31, 2019, two customers represented approximately 14% and 10% of revenue, respectively, and approximately 18% and 1% of accounts receivable, respectively, at August 31, 2019. No customer accounted for 10% or more of the Company’s net revenues for the fiscal year ended August 31, 2018.

NOTE 7 – SALE OF RUB

On September 21, 2018, Smoke Cartel, Inc. (“Smoke Cartel”) and the Company entered into an agreement to sell a web domain and inventory related to the Company’s Rolluh-Bowl (“RUB”) product line. The Company received 1,410 shares of Smoke Cartel common stock as part of the consideration for this transaction. The fair value of its equity investment as of September 21, 2018 was based upon the closing stock price of Smoke Cartel.

The following sets forth the calculation of the gain on disposition of assets upon completion of the sale:

Fair value of Smoke Cartel as of September 21, 2018	$1,791
RUB web domain and inventory sold	(537)
Gain on disposition of assets	$1,254

As of August 31, 2019, the fair value of the shares of Smoke Cartel were $592 and is recorded in Other assets on the Company’s consolidated balance sheet.

NOTE 8 – RELATED-PARTY TRANSACTIONS

The Company leased certain California and Colorado facilities from related parties. As of August 31, 2019, the Company no longer leases these facilities. During the years ended August 31, 2019 and 2018, total rent payments of $35 and $215, respectively, were made to these related parties.

The Company sells certain products and supplies to two related parties. Sales recognized during the years ended August 31, 2019 and 2018 from the related parties totaled $1,224 and $254, respectively. Total accounts receivable from related parties as of August 31, 2019 was $465. Further, the Company rents certain warehouse equipment from a related party. During the years ended August 31, 2019 and 2018, total payments of $285 and $72, respectively, were made to the related party.

NOTE 9 – PROPERTY AND EQUIPMENT

The major classes of fixed assets consist of the following:

	August 31,	August 31,
	2019	2018
Machinery and equipment	$4,430	$2,938
Vehicles	603	381
Office Equipment	3,232	385
Leasehold improvements	3,296	1,319
Construction in progress	1,930	--
	13,491	5,023
Accumulated Depreciation	(2,437)	(888)
	$11,054	$4,135

Depreciation expense was $1,549 and $401 for the years ended August 31, 2019 and 2018, respectively.

NOTE 10 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following as of August 31, 2019 and 2018:

		As of August 31, 2019			As of August 31, 2018
	Weighted
	Average
	Estimated	Gross			Gross
	Useful	Carrying	Accumulated	Net	Carrying	Accumulated	Net
Description	Life	Value	Amortization	Amount	Value	Amortization	Amount
Domain name	5 years	$--	$--	$--	$599	$(166)	$433
Trade name	6 years	2,600	(1,011)	1,589	2,600	(578)	2,022
Non-compete agreement	4 years	2,370	(856)	1,514	2,370	(337)	2,033
		$4,970	$(1,867)	$3,103	$5,569	$(1,081)	$4,488

Amortization expense was $952 and $822 for the years ended August 31, 2019 and 2018, respectively.

The estimated remaining amortization expense for each of the five succeeding fiscal years:

Year ended August 31,
2020	$947
2021	881
2022	747
2023	528
$3,103

The following table summarizes the carrying amount of goodwill as of August 31, 2019 and 2018:

	Acquisition Date
Dank Bottles	November 2015	$2,377
CMP Wellness	May 2017	30,612
Summit	May 2018	15,450
Hybrid	August 2018	3,828
		$52,267

NOTE 11 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	August 31,	August 31,
	2019	2018
Customer deposits	$2,992	$769
Accrued compensation	3,485	993
Sales tax payable	1,047	432
Other accrued expenses	1,936	877
	$9,460	$3,071

NOTE 12 – DEBT

Gerber Revolving Line

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

On November 9, 2018, the Company and KIM entered into a second amendment to the Loan Agreement with Gerber. Pursuant to the second amendment, the aggregate principal amount of the Revolving Line at any time outstanding was increased to $8.0 million. Additionally, subject to certain exceptions, the face amount of any outstanding letters of credit, at any time outstanding cannot exceed the lesser of (i) 25% of the value of certain inventory (increasing to 40% upon receipt of certain landlord waivers) and (ii) 50% of certain accounts receivable. In April 2019, the Company obtained a waiver of non-compliance with certain covenant violations associated with the restatements described in Note 2. Interest expense during the year ended August 31, 2019 and 2018 was $1,108 and $224, respectively. The Gerber Revolving Line was terminated and repaid in full on August 21, 2019.

Monroe Revolving Credit Facility

On August 21, 2019, the Company entered into a secured asset based Revolving Credit Facility (“Monroe Revolving Credit Facility”) with an aggregate amount not to exceed $35.0 million outstanding at any time between the Company and its subsidiaries (collectively, the “Borrowers”) and Monroe Capital Management Advisors, LLC, as collateral agent and administrative agent (the “Agent”), and the various lenders party thereto. The credit facility also includes an accordion feature that permits the Borrowers to increase the available revolving commitments under the Credit Facility by up to an additional $15 million, subject to satisfaction of certain conditions.

All amounts advanced under the Monroe Revolving Credit Facility will bear interest at a rate per annum equal to either:

•	5.25% plus the greatest of: (a) 5.50%; (b) the Federal Funds Rate plus 0.50%; (c) the quotient of (i) the LIBOR rate, divided by (ii) the difference of 100 percent minus, for any lender, the maximum percentage prescribed by the Board of Governors of the Federal Reserve System of the United States (or its successor) for determining reserve requirements of that lender; plus 1.00%; and (d) the Prime Rate; or

•	8.50% plus the greater of (a) the quotient of (i) the LIBOR rate, divided by (ii) the difference of one minus the stated maximum reserve percentage to be maintained by member banks of the Federal Reserve System for Eurocurrency funding or liabilities; and (b) 1.00%.

As of August 31, 2019, the interest rate was 10.7%. The Monroe Revolving Credit Facility has a five-year term, maturing on August 21, 2024, and is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries.

The Monroe Revolving Credit Facility also contains customary representations and warranties, affirmative and negative covenants, including a financial covenant requiring certain minimum availability, and events of default.

The Company incurred closing costs associated with the Monroe Revolving Credit Facility in the amount of $2,602, which were deferred and amortized over the 5-year term of the Monroe Revolving Credit Facility on a straight-line basis. As of August 31, 2019, unamortized deferred closing costs of $2,585 is included in Other assets.

Principal of $12,261 remained outstanding as of August 31, 2019. Interest expense and amortization of debt discount, associated with the Monroe Revolving Credit Facility during the year ended August 31, 2019 amounted to $44 and $17, respectively.

Monroe Warrants

Further on August 21, 2019, the Company entered into a Monroe Subscription Agreement, pursuant to which the Company issued to the Subscribers (i) a Warrant to purchase up to 500 shares of Common Stock at $0.001 par value per share (the “Monroe Warrants”), at an exercise price of $4.25 per share. The Monroe Warrants have a 5-year term and as such will expire on August 21, 2024. As of August 31, 2019, the Monroe Warrants granted were not exercised.

The Monroe Warrants were classified as equity. The estimated fair value of the Monroe Warrants was $989 as of August 21, 2019 and was computed using the Black-Scholes model.

Long-term Debt

On April 29, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”), pursuant to which the Company agreed to issue and sell, and the Investor agreed to purchase, a senior note (the “Original Note”) in a private placement offering in the aggregate principal amount of $21.3 million with an original issue discount of $1.3 million, and received net proceeds of $20.0 million. The Original Note is a senior unsecured obligation, and unless earlier redeemed, will mature on October 30, 2020. The Original Note does not bear interest, except upon the occurrence of an event of default.

On August 21, 2019, the Company entered into an exchange agreement (the “Exchange Agreement”) with the Investor in order to amend and waive certain provisions of the Purchase Agreement and the Original Note and exchange the Original Note for (i) a new senior note (the “New Senior Note”) for the same aggregate principal amount as the Original Note and (ii) a warrant to purchase up to 650,000 shares of our common stock at an exercise price of $4.25. The Warrants have an expiration date of August 21, 2024 and have not been exercised. As of August 21, 2019, the Warrants were reclassified from a derivative liability to equity with a corresponding adjustment to additional paid-in capital. The fair value of the Warrants was determined using a Black-Scholes model as of August 21, 2019 and was equal to $792.

Similar to the terms of the Original Note, the New Senior Note matures on October 30, 2020, at which time the Company must pay the Investor an amount in cash representing 120% of all outstanding principal, less original issue discount, plus any accrued and unpaid interest and accrued and unpaid late charges. Similar to the terms of the Original Note, the New Senior Note will not bear interest except upon the occurrence of an event of default.

On November 8, 2019, the Company entered into a Second Exchange Agreement (“Second Exchange Agreement”) with the Investor, pursuant to which we amended the New Senior Note (the “Amended Senior Note”). Pursuant to the terms of the Amended Senior Note, the maturity date of the Amended Senior Note was extended to April 29, 2021 andthe aggregate principal amount of the Amended Senior Note was increased to approximately $24.0 million and increase the original issue discount to $1.5 million. Upon maturity, the Company must pay the Investor an amount in cash representing 120% of all outstanding principal, less original issue discount, plus any accrued and unpaid interest and accrued and unpaid late charges. Similar to the terms of the Original Note, the Amended Senior Note will not bear interest except upon the occurrence of an event of default.

Promissory Notes Payable

As partial consideration for the acquisition of CMP, the Company issued the sellers unsecured promissory notes totaling $771. Management estimated the post-closing working capital adjustments amounted to $104, which resulted in a decrease of the unsecured promissory notes payable from $771 to $667. The promissory notes matured on May 1, 2018 and bore interest at an annual rate of 1.15%. The notes were repaid in full as of August 31, 2018.

NOTE 13 – WARRANT LIABILITY

In June 2018, the Company issued 3,750 five-year warrants to investors in a registered direct offering (the “Offering”). Pursuant to ASC Topic 815, the initial fair value of the warrants of $15,350 was recorded as a warrant liability on the issuance date.  The estimated fair values of the warrants were computed at issuance using a Black-Scholes option pricing model, with the following assumptions: stock price $5.56 volatility 78.1%, risk-free rate 2.74%, annual dividend yield 0% and expected life 5.0 years.

The estimated fair value of the outstanding warrant liabilities was $5,444 and $14,430 as of August 31, 2019 and 2018, respectively.

Increases or decreases in fair value of the warrant liability are included as a component of total other expense in the accompanying consolidated statements of operations for the respective period. The changes to the liability for warrants resulted in a decrease of $8,986 and $920 in warrant liability and a corresponding gain included in other income for the years ended August 31, 2019 and 2018.

The estimated fair value of the warrants was computed as of August 31, 2019 using the Black Scholes model with the following assumptions: stock price $3.75 volatility 63.7%, risk-free rate 1.41%, annual dividend yield 0% and expected life 3.8 years.

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value measurements are performed in accordance with the guidance provided by ASC Topic 820, “Fair Value Measurements and Disclosures.” ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or parameters are not available, valuation models are applied.

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets and liabilities recorded at fair value in the financial statements are categorized based upon the hierarchy of levels of judgment associated with the inputs used to measure their fair value. Hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, equity investments, accounts receivable, accounts payable and accrued liabilities, capital lease obligations and deferred revenue approximate their fair values based on their short-term nature. The carrying amount of the Company’s long-term notes payable approximates its fair value based on interest rates available to the Company for similar debt instruments and similar remaining maturities.

The estimated fair value of the contingent consideration related to the Company's business combinations is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

The Company accounts for its investment in Smoke Cartel at fair value. On September 21, 2018, Smoke Cartel and the Company entered into an agreement to sell the RUB web domain and inventory related to this product line and in exchange, received 1,410 shares of Smoke Cartel common stock (see Note 7 above.) The fair value of its investment as of September 21, 2018 and August 31, 2019 was based upon the closing stock price of Smoke Cartel. The investment was classified as a Level 2 financial instrument.

In connection with the Company’s registered direct offering in June 2018, the Company issued warrants to purchase shares of its common stock which are accounted for as a warrant liability (see Note 13 above.) The estimated fair value of the derivative is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

In connection with the Company’s private placement offering in April 2019, the Company entered into a Purchase Agreement, whereby it granted to the Investor participation rights in future financing transactions up to an aggregate of 15% of such transactions (or, except for certain permitted indebtedness, up to an aggregate of 100% of debt issuances). These participation rights were recorded as a derivative liability with estimated fair value determined using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

The following table details the fair value measurement within the fair value hierarchy of the Company’s financial instruments, which includes the Level 2 assets and the Level 3 liabilities:

	Fair Value at August 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Equity investment	$592	$--	$592	$--
Total assets	$592	$--	$592	$--

Liabilities:
Warrant liability	$5,444	$--	$--	$5,444
Total liabilities	$5,444	$--	$--	$5,444

	Fair Value at August 31, 2018
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration payable	$5,488	$--	$--	$5,488
Warrant liability	14,430	--	--	14,430
Total liabilities	$19,918	$--	$--	$19,918

The following table reflects the activity for the Company’s investment in Smoke Cartel measured at fair value using Level 2 inputs:

Investment in Smoke Cartel
As of August 31, 2018	$--
Acquisition of equity investment	1,791
Adjustments to estimated fair value	(1,199)
As of August 31, 2019	$592

The following table reflects the activity for the Company’s warrant derivative liability for the June 2018 registered offering measured at fair value using Level 3 inputs:

Warrant Liability
Balance at August 31, 2017	$--
Issuance	15,350
Adjustments to estimated fair value	(920)
Balance at August 31, 2018	14,430
Adjustments to estimated fair value	(8,986)
Balance at August 31, 2019	$5,444

The following table reflects the activity for the Company’s participation rights derivative liability for the April 2019 private debt offering measured at fair value using Level 3 inputs:

Participation Rights Derivative Liability
As of April 30, 2019	$1,100
Adjustments to estimated fair value	(308)
Reclassification to equity	(792)
As of August 31, 2019	$--

 The following table reflects the restated activity for the Company’s contingent acquisition liabilities measured at fair value using Level 3 inputs:

Contingent Consideration Payable
As of August 31, 2017	10,828
Change in Fair Value	14,138
Cash Payment	(1,820)
Settled in shares – CMP	(26,218)
Acquisition of Summit	7,155
Acquisition of Hybrid Creative	1,405
As of August 31, 2018	5,488
Change in Fair Value	(1,780)
Cash Payment	(140)
Settled in shares – Summit and Hybrid	(3,568)
As of August 31, 2019	--

The fair value of the contingent consideration is evaluated each reporting period using projected financial results, discount rates, and key inputs. Projected contingent payment amounts are discounted back to the current period using a discount rate. Financial information is based on the Company’s most recent internal operational budgets and forecasts. Changes in projected financial results may result in higher fair value measurements. Increases in discount rates and the time to payment may result in lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement.

NOTE 15 – STOCKHOLDERS' EQUITY

Preferred Stock

The authorized preferred stock is 10,000 shares with a par value of $0.001. As of August 31, 2019 and 2018, the Company has no shares of preferred stock issued or outstanding.

Common Stock

The authorized common stock is 265,000 shares with a par value of $0.001. As of August 31, 2019 and 2018, 90,041 and 78,273 shares were issued and outstanding, respectively.

On June 7, 2018, the Company entered into the Purchase Agreement with certain accredited investors pursuant to which the Company agreed to issue and sell an aggregate of 7,500 shares of its common stock, par value $0.001 per share (the “Common Stock”) and warrants to purchase 3,750 shares of Common Stock (“Warrants”) (collectively, the “Securities”), in the Offering. Subject to certain ownership limitations, the Warrants were immediately exercisable at an exercise price equal to $5.28 per share of Common Stock. The Warrants are exercisable for five years from the date of issuance. The combined per share purchase price for a share of Common Stock and half of a Warrant was $4.80. The closing of the Offering occurred on June 12, 2018 with aggregate gross proceeds of approximately $36.0 million. The aggregate net proceeds from the Offering, after deducting the placement agent fees and other offering expenses, was approximately $33.0 million.

Also, during the year ended August 31, 2018, the Company sold 5,902 shares of its common stock to investors in exchange for cash of $16.4 million.

On January 15, 2019, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which the Company sold an aggregate of 6,476 shares of its common stock and warrants to purchase 3,238 shares of common stock in a registered direct offering. The securities were offered by the Company pursuant to its shelf registration statement on Form S-3. Subject to certain ownership limitations, the warrants became immediately exercisable at an exercise price equal to $5.75 per share of common stock. The warrants are exercisable for five years from the date of issuance. The combined per share purchase price for a share of common stock and a half of a warrant was $5.25. The offering closed on January 18, 2019 with aggregate gross proceeds of approximately $34.0 million. The aggregate net proceeds from the offering, after deducting the placement agent fees and other estimated offering expenses, were approximately $31.2 million.

Further, during the year ended August 31, 2019, the Company sold 2,601 shares of its common stock to investors in exchange for cash of $10.4 million.

On September 26, 2019, the Company entered into purchase agreements with accredited investors pursuant to which the Company issued and sold an aggregate of 17,198 units (“Units”), with each unit consisting of one share of its common stock, par value $0.001 per share (the “Common Stock”) and a warrant to purchase half a share of Common Stock (each a Warrant and collectively, the “Warrants”) in a registered direct offering (the “September 2019 Offering”). The purchase price for a Unit was $1.75. The closing of the September 2019 Offering occurred on September 30, 2019 and resulted in aggregate gross proceeds of approximately $30.1 million. The aggregate net proceeds from the September 2019 Offering, after deducting the placement agent fees and other offering expenses, was approximately $27.6 million. Subject to certain ownership limitations, the Warrants were immediately exercisable at an exercise price equal to $2.25 per share of Common Stock. The Warrants are exercisable for five years from the date of issuance.

Share-based Compensation

The Company recorded total stock compensation expense of $13,384 and $3,586 for the years ended August 31, 2019 and 2018, respectively, in connection with the issuance of shares of common stock and options to purchase common stock. Stock compensation expense is included in selling, general and administrative expense in the Consolidated Statement of Operations.

Stock Incentive Plan

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

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of its stock price over the expected option term, expected risk-free interest rate over the expected option term, and expected dividend yield rate over the expected option term. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC 718. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the years ended August 31, 2019 and 2018:

	August 31,	August 31,
	2019	2018
Expected term in years	3.0	3.0
Expected volatility	64% – 87%	64% – 79%
Risk-free interest rate	1.39% – 3.01%	1.70% – 2.94%
Expected dividend yield	0.0%	0.0%

The expected term is based on management judgement and reflects expected exercise patterns. The expected volatility is based on management's analysis of historical volatility. The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected term of the related option at the time of the grant. While the Company believes these estimates are reasonable, the compensation expense recorded would increase if the expected life was increased, a higher expected volatility was used, or if the expected dividend yield increased.

Stock Options

During the years ended August 31, 2019 and 2018, the Company issued 10,082 and 7,177 stock options, respectively, pursuant to the Company’s 2016 Stock Incentive Plan. A summary of the Company’s stock option activity during the years ended August 31, 2018 and 2019 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
Balance Outstanding, August 31, 2017	5,275	$1.73	8.0	$918
Granted	7,177	4.55
Exercised	(1,145)	0.52		$5,952
Forfeited	(1,939)	2.64
Balance Outstanding, August 31, 2018	9,368	3.85	9.1	$14,463
Granted	10,082	5.50
Exercised	(502)	1.20		$2,576
Forfeited	(4,187)	4.46
Balance Outstanding, August 31, 2019	14,761	$4.89	9.0	$3,192
Vested and expected to vest at August 31, 2019	12,286	$4.81	8.9	$3,110
Exercisable, August 31, 2019	3,515	$3.64	8.2	$2,818

Stock compensation expense related to stock options was $9,995 and $2,084 for the years ended August 2019 and 2018, respectively. The weighted-average grant-date fair value of options granted during the years ended August 31, 2019 and 2018, was $2.73 and $2.85, respectively.

As of August 31, 2019, there was $38,712 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The expense is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock

During the year ended August 31, 2019, the Company issued 350 shares of restricted common stock to consultants in exchange for services for a total of $1,908. During the year ended August 31, 2018, the Company issued 500 shares of restricted common stock to consultants in exchange for services for a total of $4,859.

Stock compensation expense related to restricted stock awards was $3,389 and $1,502, respectively, for the years ended August 31, 2019 and 2018.

As of August 31, 2019, $2,464 of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted average period of 1.9 years.

NOTE 16 – INCOME TAXES

For financial reporting purposes, income before income taxes for fiscal 2019 and 2018 includes the following components:

	For the Year Ended August 31,
	2019	2018
Loss before income taxes	$(39,509)	$(25,900)

The components of the provision for income taxes for fiscal 2019 and 2018 are as follows:

	For the Year Ended August 31,
	2019	2018
Current
Federal tax	$--	$--
State tax	17	5
Foreign tax	13	--
Total	$30	$5

Deferred
Federal tax	29	(1,190)
State tax	68	(378)
Total	97	(1,568)
Total tax provision	$127	$(1,563)

The income tax benefit differs from the amount computed by applying the federal income tax rate to net earnings before income taxes. The provision for income tax consists of the following:

	For the Year Ended August 31,
	2019	2018
Federal income tax/benefit attributable to:
Income tax provision at statutory rate	$(8,297)	$(6,561)
State taxes, net of federal benefit	(2,310)	302
Change in fair value of warrants	(1,952)	233
Stock-based and other compensation	1,338	342
Change in Contingent Consideration Payable	(374)	3,581
Warrants	--	327
Impact of the Tax Cuts and Jobs Act	--	(430)
Other	(64)	(52)
Less: Change in valuation of allowance	11,786	695
Income tax expense (benefit)	$127	$(1,563)

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law, which significantly changed existing U.S. tax law and included provisions that affected our business such as reducing the U.S. federal statutory rate. The Company’s U.S. federal income statutory rate for the year ended August 31, 2019 was 21.0% compared to a blended rate of 25.3% in the prior year which represented a blending of the 35.0% statutory rate under prior law and the new 21.0% statutory rate effective January 1, 2018, prorated based on the number of days during the Company’s current fiscal year that each rate was effective.

Beginning in fiscal year 2019, the Company was subject to additional provisions of the Tax Act, including limitations on the deductibility of interest expense and on the utilization of net operating loss carryforwards, among other things.

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities are as follows:

	For the Year Ended August 31,
	2019	2018
Deferred tax assets
Net operating loss carry-forwards	$9,451	$1,563
Stock-based compensation	2,519	144
Inventory	1,671	--
Other	871
	14,512	1,707
Valuation allowance	(12,854)	(694)
	1,658	1,013
Deferred tax liabilities
Depreciation, amortization and other	(1,755)	(1,013)
	(1,755)	(1,013)
Net deferred tax asset (liability)	$(97)	$--

During fiscal years 2019 and 2018, the Company maintained a valuation allowance to reduce deferred tax assets to an amount that more likely that not will be realized. The net deferred tax liability for fiscal year 2019 represents the portion of indefinite-life intangibles that could not be used as a future source of taxable income to support the realization of deferred tax assets and is included in Long-term liabilities.

As of August 31, 2019, the Company had federal net operating loss (“NOL”) carryforwards of approximately $34.1 million, of which approximately $6.5 million expire in 2038, and the remainder do not expire. As of August 31, 2019, the Company had state net operating loss carryforwards of approximately $2.5 million which expire between 2028 and 2038. The Company has not completed the evaluation of NOL utilization limitations under Internal Revenue Code, as amended (the “Code”) Section 382, change of ownership rules. If a change in ownership were to occur, the NOL’s would be limited as to the amount that could be utilized each year, based on the Code.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of August 31, 2019 and 2018, the Company had no accrued interest or penalties related to uncertain tax positions. As of August 31, 2019, the tax years beginning with the year ended August 31, 2017 remain subject to examination by the Internal Revenue Service.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities and offices under operating leases which expire on various dates through 2025. Rent expense related to these leases is recognized on a straight-line basis over the lease terms. Rent expense for the years ended August 31, 2019 and 2018 was $2,852 and $1,180, respectively.

Minimum future commitments under non-cancelable operating leases and other obligations were as follows:

Year ended August 31,
2020	$2,225
2021	2,320
2022	2,139
2023	1,509
2024	616
Thereafter	500
$9,309

Other Commitments

In the ordinary course of business, the Company may enter into contractual purchase obligations and other agreements that are legally binding and specify certain minimum payment terms. The Company had no such agreements as of August 31, 2019.

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

During the second half of fiscal 2019, lawsuits have been filed in California federal and state court by various purported shareholders against, variously, the Company, each of the current members of the Company’s Board of Directors, and certain of our current and former officers, alleging, among other things, federal securities law violations and/or related breaches of fiduciary duties in connection with the Company’s April 2019 restatement of certain prior period financial statements. In general, the lawsuits assert the same or similar allegations, including that defendants artificially inflated the Company’s securities prices by knowingly making materially false and misleading statements and omissions to the investing public about the Company’s financial statements, business, operations, management, and internal controls.

May v. KushCo Holdings, Inc., et al. Filed April 30, 2019. Case No. 8:19-cv-00798-JLS-KES, U.S. District Court for the Central District of California. This putative shareholder class action against the Company and certain of its current and former officers alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, and seeks unspecified compensatory damages and other relief on behalf of a class of purchasers of the Company’s securities between July 13, 2017 and April 9, 2019, inclusive. In July 2019, purported Company shareholders filed motions for appointment of lead counsel and lead plaintiffs. In September 2019, the Court appointed co-lead plaintiffs and co-lead counsel for the plaintiffs. The lead plaintiffs’ amended complaint is currently due in November 2019, and the defendants’ responses to the complaint are currently due in January 2020. The Company intends to vigorously defend itself against these claims.

Salsberg v. Kovacevich, et al. Filed May 24, 2019. Case No. 8:19-cv-00998-JLS-KES, U.S. District Court for the Central District of California and Neysmith v. Baum, et al. Filed May 31, 2019. Case No. 8:19-cv-01070-JLS-KES, U.S. District Court for the Central District of California. This purported shareholder derivative action against certain current and former directors and officers alleges, among other things, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The Company is named as a nominal defendant and the plaintiff seeks, among other things, corporate governance reforms, and disgorgement of profits, benefits, and compensation obtained by the defendants from the alleged conduct, to be paid to the Company. In September 2019, the Court consolidated these cases. The parties are expected to stipulate to a date by which the defendants must respond to the complaint. No trial date has been set.

Savage vs. Kovacevich, et al. Filed June 14, 2019. Case No. 30-2019-01077191-CU-MC-NJC, Superior Court of California, County of Orange. This purported shareholder derivative action against certain current and former directors and officers alleges, among other things, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The Company is named as a nominal defendant and the plaintiff seeks, among other things, corporate governance reforms, and unspecified damages and restitution from the defendants, to be paid to the Company. In August 2019, the Court ordered a stay of this action pursuant to a stipulation of the parties pending resolution of the May v. KushCo federal class action.

NOTE 18 – SUBSEQUENT EVENT

Management has evaluated subsequent events through November 12, 2019, the date which the consolidated financial statements were issued. Except as discussed in Notes 12 and 15, there are no items that would impact the accounting for events or transactions in the current period or require additional disclosures.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2019

By:	/s/ Nicholas Kovacevich
Nicholas Kovacevich
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Nicholas Kovacevich
Nicholas Kovacevich	Chairman and Chief Executive Officer	November 12, 2019
(principal executive officer)

/s/ Christopher Tedford
Christopher Tedford	Chief Financial Officer	November 12, 2019
(principal financial and accounting officer)

/s/ Eric Baum	Director
Eric Baum		November 12, 2019

/s/ Barbara Goodstein	Director
Barbara Goodstein		November 12, 2019

/s/ Dallas Imbimbo	Director
Dallas Imbimbo		November 12, 2019

/s/ Donald Hunter	Director
Donald Hunter		November 12, 2019

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit Number	Description of Exhibit

2.1†	Merger Agreement dated as of May 1, 2017 by and among KushCo Holdings, Inc., KBCMP, Inc., Lancer West Enterprises, Inc., Walnut Ventures, Jason Manasse, and Theodore Nicols (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 000-55418), filed May 4, 2017).

2.2†	Agreement and Plan of Merger, dated as of April 10, 2018, by and among KushCo Holdings, Inc., KCH Energy, LLC, Summit Innovations, LLC and Mark Driver (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 000-55418), filed April 10, 2018).

2.3	Amendment to Agreement and Plan of Merger, dated as of May 2, 2018, by and among KushCo Holdings, Inc., KCH Energy, LLC, Summit Innovations, LLC and Mark Driver (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K (File No. 000-55418), filed May 3, 2018).

3.1	Amended and Restated Articles of Incorporation of KushCo Holdings, Inc. filed with the Secretary of State of Nevada on August 29, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-55418), filed September 4, 2018).

3.2	Bylaws of KushCo Holdings, Inc. (incorporated by reference to Exhibit 3.3 to the Form 10-12G/A, (File No. 000-55418), filed May 29, 2015).

4.1*	Description of Registrant’s Securities.

4.2	Form of Warrant dated as of June 12, 2018 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-55418), filed June 8, 2018).

4.3	Form of Warrant dated as of January 18, 2019 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-55418), filed January 16, 2019).

4.4	Form of indenture for senior debt securities and the related form of senior debt security (incorporated by reference to Exhibit 4.1 to the Form S-3 (File No. 333-231019), filed April 25, 2019).

4.5	Form of indenture for subordinated debt securities and the related form of subordinated debt security (incorporated by reference to Exhibit 4.2 to the Form S-3 (File No. 333-231019), filed April 25, 2019).

4.6	Form of Monroe Warrant, dated as of August 21, 2019 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-55418), filed August 22,2019).

4.7	Registration Rights Agreement, dated as of August 21, 2019, by and among KushCo Holdings, Inc. and the investors listed therein (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 000-55418), filed August 22,2019).

4.8	Senior Note to HB Sub Fund II LLC, dated as of August 21, 2019 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 000-55418), filed August 22,2019).

4.9	Warrant to HB Sub Fund II LLC, dated as of August 21, 2019 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K (File No. 000-55418), filed August 22,2019).

4.10	Form of Warrant, dated as of September 30, 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-55418), filed September 26, 2019).

Exhibit Number	Description of Exhibit

4.11*	Senior Note to HB Sub Fund II LLC, dated as of November 8, 2019.

10.1#	Offer Letter, dated as of July 3, 2017, by and between KushCo Holdings, Inc. and Jim McCormick (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55418), filed August 3, 2017).

10.2#	KushCo Holdings, Inc. 2016 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 000-55418), filed April 15,2019).

10.3	Asset Purchase Agreement, dated as of September 21, 2018, by and among KushCo Holdings, Inc. and Smoke Cartel, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55418), filed September 26,2018).

10.4	Lease, dated as of February 9, 2017, by and between KIM International Corporation and ZUREIT Holdings, Ltd. (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K (File No. 000-55418), file November 29,2018).

10.5	Lease, dated as of April 12, 2018, by and between KIM International Corporation and ZUREIT Holdings, Ltd. (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K (File No. 000-55418), file November 29,2018).

10.6#	Amended and Restated Offer Letter by and between KushCo Holdings, Inc. and Jason Vegotsky, dated as of November 21, 2018 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K (File No. 000-55418), file November 29,2018).

10.7#	Offer Letter by and between KushCo Holdings, Inc. and Christopher Tedford, dated as of November 8, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55418), filed November 21, 2018).

10.8	Form of Securities Purchase Agreement, dated as of January 18, 2019, by and among KushCo Holdings, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55418), filed January 16, 2019).

10.9	Placement Agency Agreement, dated as of January 15, 2019, by and between KushCo Holdings, Inc. and Alliance Global Partners (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-55418), filed January 16, 2019).

10.10#	Severance Agreement, dated as of February 22, 2019, by and between KushCo Holdings, Inc. and Jim McCormick (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55418), filed February 28, 2019).

10.11#	Offer Letter, dated as of February 27, 2019, by and between KushCo Holdings, Inc. and Rodrigo de Oliveira (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55418), filed March 5, 2019).

10.13#	Offer Letter, dated as of February 27, 2019, by and between KushCo Holdings, Inc. and Jason Vegotsky (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-55418), filed March 5, 2019).

10.14#	Amendment to Offer Letter, dated as of February 27, 2019, by and between KushCo Holdings, Inc. and Christopher Tedford (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-55418), filed March 5, 2019).

10.15	Securities Purchase Agreement, dated as of April 29, 2019, between KushCo Holdings, Inc. and HB Sub Fund II LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55418), filed April 30, 2019).

10.16#	Amendment to Offer Letter by and between Rodrigo de Oliveira and KushCo Holdings, Inc., dated as of June 7, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55418), filed June 11, 2019).

Exhibit Number	Description of Exhibit

10.17	Financing Agreement, dated as of August 21, 2019, by and among Kim International Corporation and each of its parent and subsidiaries listed as a borrower, as Borrowers, each subsidiary of Borrowers listed as a guarantor, as Guarantors, the lenders from time to time a party thereto, as Lenders, and Monroe Capital Management Advisors, LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55418), filed August 22, 2019).

10.18	Subscription Agreement, dated as of August 21, 2019, by and among KushCo Holdings, Inc. and the subscribers listed therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-55418), filed August 22, 2019).

10.19	Exchange Agreement, dated as of August 21, 2019, by and among KushCo Holdings, Inc. and HB Sub Fund II LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-55418), filed August 22, 2019).

10.20	Form of Securities Purchase Agreement, dated as of September 26, 2019, by and among KushCo Holdings, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55418), filed September 26, 2019).

10.21	Placement Agency Agreement, dated as of September 26, 2019, by and among KushCo Holdings, Inc., Jefferies LCC and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-55418), filed September 26, 2019).

10.22*	Second Exchange Agreement, dated as of November 8, 2019, by and between KushCo Holdings, Inc. and HB Sub Fund II LLC

10.23*	Limited Consent and First Amendment to Financing Agreement, dated as of November 8, 2019, by and among KushCo Holdings, Inc., certain of its subsidiaries and Monroe Capital Management Advisors, LLC

14.1	KushCo Holdings, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K (File No. 000-555418), filed March 13,2018).

18.1	Preferability Letter of RBSM LLP, dated November 28, 2018 (incorporated by reference to Exhibit 18.1 to the Annual Report on Form 10-K (File No. 000-55418), filed November 29, 2018).

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

23.2*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

The foregoing descriptions of the Second Exchange Agreement, the Amended Senior Note and the Limited Consent and First Amendment to Financing Agreement are summaries only, do not purport to be complete and are qualified in their entirety by the full text of these documents, copies of which are attached as Exhibits 10.22, 10.23 and 10.24, respectively, and incorporated herein by reference.

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