Form 10-K/A
period 2019-08-31
KushCo Holdings, Inc.
filed 2020-01-08
CIK 1604627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

KushCo Holdings Inc. (the “Registrant”) is filing this Amendment No. 1 on Form 10–K/A (this “Amendment”) to its Annual Report on Form 10–K for the fiscal year ended August 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2019 (the “Original Filing”).

The Registrant is filing this Amendment solely for the purpose of including the information required by Part III of Form 10-K that the Registrant had planned to incorporate by reference from its definitive proxy statement relating to the Registrant’s 2020 Annual Meeting of Stockholders. The information is being included in this Amendment because the Registrant’s definitive proxy statement was not filed within 120 days of the end of its fiscal year ended August 31, 2019. In addition, Item 15 of Part IV has been amended to include new certifications by our principal executive officer and principal financial officer as required by Rules 12b-15 and 13a-14 promulgated under the Securities Exchange Act of 1934, as amended. The certifications are filed with this Amendment as Exhibits 31.1 and 31.2.

Except as otherwise expressly stated for the items amended in this Amendment, this Amendment continues to speak as of the date of the Original Filing and we have not updated the disclosures contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and any other filings we made with the SEC subsequent to the filing of the Original Filing.

i

KUSHCO HOLDINGS INC.

FORM 10-K/A

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information Regarding the Board of Directors

The board of directors of KushCo Holdings, Inc. (the “Company”) currently consists of five members. Directors serve for one-year terms, with each director being elected by our stockholders at each annual meeting to succeed the directors whose terms are then expiring.

Set forth below is certain information regarding the directors of the Company based on information furnished to the Company by each director. The biographical description below for each director includes his or her age, all positions he or she holds with the Company, his or her principal occupation and business experience over the past five years, and the names of other publicly-held companies for which he or she currently serves as a director or has served as a director during the past five years. The biographical description below for each director also includes the specific experience, qualifications, attributes and skills that led to the conclusion by the board of directors that such person should serve as a director of the Company. In addition to such specific information, we also believe that all of our directors have a reputation for integrity, honesty and adherence to high ethical standards. Further, they have each demonstrated business acumen and an ability to exercise sound judgment as well as a commitment of service to the Company and our board.

Name	Age	Position with the Company	Director Since
Nicholas Kovacevich	34	Chairman and Chief Executive Officer	2010
Eric Baum(1)(2)	42	Director	2016
Barbara Goodstein(1)(2)(3)	59	Director	2017
Donald Hunter(1)(2)(3)	63	Director	2018
Dallas Imbimbo	34	Director	2010

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee

Nicholas Kovacevich — Chairman and Chief Executive Officer

Mr. Kovacevich has served as a Director and Secretary of the Company since its inception in December 2010. Mr. Kovacevich served as Chief Operating Officer of the Company from December 2010 until August 29, 2014, at which time he was appointed Chief Executive Officer. Mr. Kovacevich was appointed Chairman of the board of directors in November 2017. From 2009 to 2010, Mr. Kovacevich managed operations for Basketball Jones, a large-scale traveling basketball camp, where he honed his entrepreneurial and leadership skills. In addition to founding the Company, Mr. Kovacevich partnered with Mr. Imbimbo to establish 3 Kings Ventures, LLC in 2011 and BigRentz Inc. in 2012. Mr. Kovacevich graduated Summa Cum Laude from Southwest Baptist University with a Bachelor of Science in Sports Management. Mr. Kovacevich’s leadership and managerial skills and background in developing small businesses led to his appointment as Chairman and Chief Executive Officer of the Company.

Eric Baum — Director

Mr. Baum has served as a Director since December 7, 2017. Mr. Baum brings close to twenty years of experience in advising executive leadership teams across a spectrum of industries, ranging from well-established Fortune 500 companies to emerging ventures. Mr. Baum has served as Managing Director of Acquis Consulting Group since April 2003, and Managing Director/Leader of its affiliate, Solidea Capital since 2006. Mr. Baum also serves in several advisory and board of director roles for start-up companies such as BigRentz, Inc., ChemioCare, Tenant Tracker, and Data Exchange supporting the full spectrum of needs from idea conception through expansion and growth strategies. In addition, Mr. Baum co-led the development of the ACTEcelerator program, an industry accelerator that focuses on the corporate travel market and is a joint venture between Solidea and the Association of Corporate Travel Executives (ACTE), a travel trade association. Mr. Baum has been the founding partner of Summit Holdings since 2010. Mr. Baum is also actively involved in the venture capital arena as an angel investor and participant in several investment-focused groups, such as the Charlotte Angel Fund, where he has served since 2015. Mr. Baum holds a Bachelor of Business Administration from Emory University, where he graduated Valedictorian and was inducted into Beta Gamma Sigma, the national business honor society, and Omikron Delta Kappa, a leadership society. Mr. Baum’s extensive background in advising corporate leaders and finance experience led to his appointment as a Director.

Barbara Goodstein — Director

Ms. Goodstein has served as a Director since November 14, 2017. Ms. Goodstein currently serves as the Chief Executive Officer and President of Tiger 21 Holdings. Previously, Ms. Goodstein served as the Chief Marketing Officer at Vonage from 2012 through January 2015. Prior to joining Vonage, Ms. Goodstein held senior management positions at AXA Equitable, JP Morgan Chase, and Instinet.com. Among the Top 25 Women in Finance (US Banker’s Most Powerful Women Annual Ranking), 2008 and 2009, she participates in Fortune’s Most Powerful Women Summits, is a member of the Women’s Forum, and Fortune’s Global Mentor Program. Ms. Goodstein has also won AWNY’s “Impact” and “Changing the Game” awards for Innovation. Ms. Goodstein currently serves as a member of the board of directors of Manning & Napier, Inc., (NYSE: MN), an investment management company, and as a member of the advisory board of Family Office Exchange. In addition, Ms. Goodstein served as a member of the board of directors of AXA Advisors from 2006 through 2010 and Chase Investor Services Corp. from 2001 through 2005. Ms. Goodstein earned a Bachelor degree from Brown University in 1981 and an M.B.A. from Columbia University School of Business in 1983, and she holds Series 7, 24 and 63 licenses. Ms. Goodstein’s extensive marketing experience and her ability to assess competitive business landscapes led to her appointment as a Director.

Donald Hunter — Director

Mr. Hunter has served as a Director since February 1, 2018. Since 2007, Mr. Hunter has served as principal at Donald Hunter, LLC, a consulting practice that assists private equity firms and entrepreneurs to enhance the value of their technology companies. He previously served as Chief Operating Officer and Chief Financial Officer of Harbor Global Company Limited, a publicly traded investment management, natural resources, and real-estate company, from 2000 through 2006, and as a senior executive at The Pioneer Group, Inc. from 1988 through 2000, with responsibility for international start-up companies. Mr. Hunter began his career at the General Electric Company, where he was a member of the corporate audit staff and a graduate of its Financial Management Training Program. Since 2013, Mr. Hunter has served as a member of the board of directors of The LGL Group, Inc., a NYSE-listed frequency and spectrum control engineering and manufacturing company, and also serves as the Chairman of the Audit Committee and a member of the Nominating Committee, and formerly served on the Compensation Committee. Previously, Mr. Hunter served as a member of the board of directors, Chairman of the Audit Committee and member of the Nominating Committee of Juniper Pharmaceuticals, a NASDAQ- listed specialty pharmaceuticals company, from March 2014 through March 2016, and a member of the board of directors of LICT Corporation, a holding company with subsidiaries in telecommunications and multimedia, from June 2014 through June 2015. Mr. Hunter qualifies as a financial expert under the applicable rules of the Securities and Exchange Commission (the “SEC”) and is an active member of the National Association of Corporate Directors. He holds a Bachelor of Science, magna cum laude, and an MBA with high honors from Boston University. Mr. Hunter’s more than 25 years of public company experience and knowledge of corporate governance, SEC reporting, internal controls, international operations and mergers and acquisitions matters led to his appointment as Director.

Dallas Imbimbo — Director

Mr. Imbimbo served as Chairman of the Company since its inception in December 2010 through November 2017, and continues to serve as a Director of the Company. Mr. Imbimbo began his career in 2007 by founding PackMyDorm, a moving and storage solutions company operating at UC Davis, UC Berkeley, UC Santa Cruz and Stanford. In 2010, Mr. Imbimbo and his partners sold PackMyDorm and relocated to Southern California to establish the Company. In addition to his role at the Company, Mr. Imbimbo founded 3 Kings Ventures, LLC in 2011 and BigRentz, Inc. in 2012. 3 Kings invests in and develops distressed residential real estate. BigRentz is one of the nation’s largest online network of equipment rentals and under his leadership as President and Chief Executive Officer from inception through April 2017, BigRentz has become one of the fastest growing companies in Southern California. Mr. Imbimbo continues to serve as Chairman of the board of directors of BigRentz. Most recently, Mr. Imbimbo founded an investment firm, Alpha West Holdings, specializing in investments of early stage companies and providing support and the framework needed to help their management teams succeed. Mr. Imbimbo’s background in developing small businesses combined with visionary outlook and managerial skills led to his appointment as Director.

Corporate Governance and Code of Business Conduct

We believe our corporate governance initiatives comply with the Sarbanes-Oxley Act and the rules and regulations of the SEC adopted thereunder. Our board of directors continues to evaluate our corporate governance principles and policies.

Our board of directors have adopted a code of business conduct that applies to each of our directors, officers and employees. The code addresses various topics, including:

•	compliance with applicable laws, rules and regulations;

•	conflicts of interest;

•	public disclosure of information;

•	insider trading;

•	corporate opportunities;

•	competition and fair dealing;

•	discrimination, harassment and retaliation;

•	record-keeping;

•	confidentiality;

•	protection and proper use of company assets; and

•	reporting illegal and unethical behavior.

The code of business conduct is posted on our website at: https://ir.kushco.com/corporate-governance/governance-documents. Any waiver of the code of business conduct for an executive officer or director may be granted only by our board of directors. Any amendments to the code of business conduct, or any waivers of its requirements that apply to our principal executive officer, principal financial officer or principal accounting officer will be disclosed on our website. Any concerns regarding accounting or auditing matters reported under these procedures will be communicated promptly to the audit committee.

Audit Committee

Our board of directors has established an audit committee, which is comprised of Eric Baum, Barbara Goodstein and Donald Hunter, each of whom is a non-employee member of the board of directors and qualifies as independent under applicable SEC rules (in addition to the Nasdaq continued listing requirements). Donald Hunter serves as the Chairman of the audit committee. During the fiscal year ended August 31, 2019, the audit committee met three (3) times. The audit committee’s main function is to oversee our accounting and financial reporting processes, internal systems of control, independent registered public accounting firm relationships and the audits of our financial statements. The audit committee has adopted a written charter approved by the board of directors, which is available on our website at: https://ir.kushco.com/corporate-governance/governance-documents. Pursuant to the audit committee charter, the functions of the committee include, among other things:

•	appointing, approving the compensation of and assessing the independence of our registered public accounting firm;

•	overseeing the work of our registered public accounting firm;

•	reviewing and discussing with management and the registered public accounting firm our annual and quarterly financial statements and related disclosures;

•	monitoring our internal control over financial reporting and our disclosure controls and procedures;

•	meeting independently with our registered public accounting firm and management;

•	preparing the audit committee report required by SEC rules;

•	reviewing and approving or ratifying any related person transactions; and

•	overseeing our risk assessment and risk management policies.

All members of our audit committee qualify as financially literate under the Nasdaq continued listing requirements. Our board of directors has determined that Donald Hunter is an “audit committee financial expert” as defined by applicable SEC rules. In addition, our board of directors has also determined that Mr. Hunter is “financially sophisticated” under the Nasdaq continued listing requirements.

Executive Officers

Biographical information regarding our executive officers is set forth below. Each executive officer is appointed annually by our board and serves until his or her successor is appointed and qualified, or until such individual’s earlier resignation or removal.

Name	Age	Position
Nicholas Kovacevich	34	Chairman and Chief Executive Officer
Christopher Tedford	46	Chief Financial Officer
Rodrigo De Oliveira	38	Chief Operating Officer
Jason Vegotsky	33	Chief Revenue Officer

Nicholas Kovacevich — Chairman and Chief Executive Officer

Please refer to the “Information Regarding the Board of Directors” section of this Amendment for Mr. Kovacevich’s biographical information.

Christopher Tedford — Chief Financial Officer

Mr. Tedford has served as our Chief Financial Officer since November 26, 2018. Prior to joining the Company, from 2016 through 2018, Mr. Tedford served as Senior Vice President and Chief Accounting Officer of Confie, a leading national personal lines and commercial insurance broker. From 2011 to 2016, Mr. Tedford served as Senior Director and Corporate Controller and, from 2015, as Vice President and Interim Chief Financial Officer of Pacific Sunwear of California, Inc., a Nasdaq-listed specialty retailer rooted in the action sports industry, where he managed the daily operations of the accounting and finance functions. Prior to that, he served in positions of increasing responsibility at KPMG LLP, Deloitte & Touche LLP, Multi-Finance Electronix, Inc. and Clean Energy Fuels Corp. Mr. Tedford is a Certified Public Accountant and received his Bachelor of Science from the University of California, Irvine and Master of Accounting from the University of Southern California.

Rodrigo De Oliveira — Chief Operating Officer

Mr. De Oliveira has served as our Chief Operating Officer (“COO”) since June 2019. Mr. De Oliveira joined the company in April 2018 and had served as interim COO from February of 2019 until his promotion. With over 18 years of experience in global supply chain and operations, Mr. De Oliveira has expertise in steering businesses to meet and exceed KPI's. Mr. De Oliveira earned his Bachelor's degree in Business Administration at Universidade Mackenzie in Brazil. His background comes from numerous years of multisite operations and warehouses, both domestic and international, at companies including Oakley, General Electric, Brightstar Corporation and Nike Accessories.

Jason Vegotsky — Chief Revenue Officer

Mr. Vegotsky has served as our Chief Revenue Officer since March 2019. Prior to that, he served as Vice President of Sales from May 2018 through September 2018 and as President of our Kush Supply Co. division from October 2018 through March 2019. Prior to joining the Company, Mr. Vegotsky co-founded Summit Innovations in 2017, a distributor of hydrocarbons that we acquired in May 2018, and led its expansion to over 600 customers and 25 employees during its first year of operations. Mr. Vegotsky also co-founded Lawless Jerky LLC and served as its President from 2014 through 2017, and served as a sales representative at Fedway Associates from 2012 through 2016. Mr. Vegotsky received his Bachelor of Arts in Economics from Bucknell University.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s officers and directors and persons who beneficially own more than 10% of the Company’s common stock (collectively, “Reporting Persons”) to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Based solely on our review of such reports received or written representations from certain Reporting Persons during fiscal year ended August 31, 2019, we believe that all Reporting Persons complied with all applicable reporting requirements, except for Mr. Vegotsky who filed a late Form 4 on November 27, 2019 relating to restricted shares issued in accordance with terms of the merger agreement for the acquisition of Summit Innovations, LLC.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

We are an “emerging growth company” within the meaning of the Jumpstart Our Business Startups Act of 2012. As a result, we have elected to comply with the reduced disclosure requirements applicable to emerging growth companies in accordance with SEC rules.

Summary Compensation Table

The following table sets forth information concerning compensation for the fiscal years ended August 31, 2019 and 2018 for the individual who served as our chief executive officer (Mr. Kovacevich) and the two other most highly compensated executive officers who were serving as executive offices at the end of fiscal year 2019 (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	Non- Equity Incentive Plan Compensation ($)	Other Compensation ($)	Total ($)
Nicholas Kovacevich	2019	250,000	—	75,000	494,683	50,000	500	870,183
Chairman and Chief Executive Officer	2018	157,858	—	—	103,118	—	—	260,976

Christopher Tedford	2019	187,500	50,000	27,123	2,052,612	18,082	450	2,335,767
Chief Financial Officer (3)

Jason Vegotsky	2019	237,500	30,000	502,500	718,380	38,000	500	1,526,880
Chief Revenue Officer (4)

(1)	Amounts reflect bonus awards that have been approved by the board of directors and accrued for as of August 31, 2019.

(2)	Amounts reflect the aggregate grant date fair value of restricted shares and stock options granted in the year specified computed in accordance with FASB ASC Topic 718. These amounts are not necessarily paid to or realized by the officer. Assumptions used in the calculation of these values are included in footnote 15 of the notes to consolidated financial statements.

(3)	Mr. Tedford was appointed Chief Financial Officer effective November 26, 2018.

(4)	Mr. Vegotsky was appointed Chief Revenue Officer effective March 1, 2019.

Narrative Disclosure to Compensation Tables

Employment Agreements

None of our named executive officers has an employment agreement with the Company.

Change of Control

None of our named executive officers are eligible to receive benefits in the event of a change in control or if their employment is terminated.

Equity Compensation

We grant stock options and restricted shares to our named executive officers as the long-term incentive component of our compensation program. Stock options allow employees to purchase shares of our Common Stock at a price per share equal to the fair market value of our Common Stock on the date of grant and may or may not be intended to qualify as “incentive stock options” for United States federal income tax purposes. Generally, one-third of the equity awards we grant vest on the first anniversary of the grant date, with the remainder vesting in equal monthly installments over 24 months, subject to the employee’s continued employment with us on the vesting date.

Employee Benefits and Perquisites

Our named executive officers are eligible to participate in our health and welfare plans to the same extent as all full-time employees. We do not provide our named executive officers with perquisites or other personal benefits other than reimbursement of their healthcare premiums (prior to our offering health plans).

Outstanding Equity Awards At 2019 Fiscal Year-End

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

The following table provides information regarding outstanding stock options and unvested stock awards held by each of our named executive officers as of August 31, 2019. All option awards were granted under our 2016 Equity Incentive Plan.

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Nicholas Kovacevich	105,000	15,000	(1)	$2.39	11/14/27	—		—
	43,875	77,625	(2)	4.53	07/31/28	—		—
	—	175,000	(3)	5.21	10/24/28	—		—
Christopher Tedford	—	600,000	(4)	5.20	11/26/28	—		—
	—	100,000	(5)	5.94	03/01/29	—		—
Jason Vegotsky	222,222	277,778	(6)	5.24	04/23/28	—		—
	90,278	159,722	(7)	4.53	07/05/28	—		—
	—	250,000	(5)	5.94	03/01/29	—		—
	—	—		—	—	75,000	(8)	$281,250

(1)	Option was granted on November 14, 2017 and one-half of these options vest on the one-year anniversary of the grant date, with the remainder vesting in equal monthly installments over one year.

(2)	Option was granted on July 31, 2018 and one-third of these options vest on the one-year anniversary of the grant date, with the remainder vesting in equal monthly installments over 24 months.

(3)	Option was granted on October 24, 2018 and one-third of these options vest on the one-year anniversary of the grant date, with the remainder vesting in equal monthly installments over 24 months.

(4)	Option was granted on November 26, 2018 and one-third of these options vest on the one-year anniversary of the grant date, with the remainder vesting in equal monthly installments over 24 months.

(5)	Option was granted on March 1, 2019 and one-third of these options vest on the one-year anniversary of the grant date, with the remainder vesting in equal monthly installments over 24 months.

(6)	Option was granted on April 23, 2018 and one-third of these options vest on the one-year anniversary of the grant date, with the remainder vesting in equal monthly installments over 24 months.

(7)	Option was granted on July 5, 2018 and one-third of these options vest on the one-year anniversary of the grant date, with the remainder vesting in equal monthly installments over 24 months.

(8)	Restricted stock award was granted March 1, 2019 and vests in three equal, annual installments commencing one year after the grant date. Accordingly, the remaining unvested shares are scheduled to vest on March 1, 2020, March 1, 2021 and March 1, 2022.

Director Compensation

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on our board of directors. In setting director compensation, the board of directors and the compensation committee consider the significant amount of time that directors expend in fulfilling their duties to the Company as well as the skill-level required by the Company of members of the board of directors.

For the fiscal year ended August 31, 2019, each Director that was not an employee of the Company or its subsidiaries was entitled to receive the following cash compensation for board services, as applicable:

•	$30,000 per year for service as a member of the board of directors;

•	$15,000 per year for service as chair of the audit committee;

•	$10,000 per year for service as chair of the compensation committee;

•	$5,000 per year for service as chair of the nominating and corporate governance committee;

•	$7,500 per year for service as a non-chair member of the audit committee;

•	$5,000 per year for service as a non-chair member of the compensation committee; and

•	$2,500 per year for service as a non-chair member of the nominating and corporate governance committee.

Each new independent non-employee Director elected to the board of directors was entitled to receive an automatic grant of restricted shares of our Common Stock under the 2016 Equity Incentive Plan, with the number of such shares to be determined by the compensation committee. The restricted shares were granted following the new director’s initial election to the board of directors, with the restrictions vesting with respect to one-third of the shares on the first anniversary of the applicable grant date and ratably in monthly installments over the following 24 months. For purposes of such initial grants, an independent non-employee director is a director who is not employed by us and who does not receive compensation from us (excluding non-employee director compensation) or have a business relationship with us that would require disclosure under applicable SEC rules, and who has been determined to be independent by our board of directors.

On the first day of the fiscal year, each non-employee director was eligible to receive a non-qualified stock option to purchase 145,000 shares of our common stock with an exercise price equal to the fair market value of our common stock on the grant date. These annual grants vested with respect to 50% of the underlying shares on the one-year anniversary of the grant date, with the remaining underlying shares vesting in 12 equal monthly installments.

Directors are not paid for meetings attended. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

We do not compensate Mr. Kovacevich for his services in his capacity as Chairman.

Director Compensation Table

The following table presents the compensation provided by us to the non-employee directors who served during the fiscal year ended August 31, 2019.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Eric Baum	$47,500	$417,600	$465,100
Barbara Goodstein	47,500	417,600	465,100
Donald Hunter	52,500	417,600	470,100
Dallas Imbimbo	30,000	417,600	447,600

(1)	Amounts reflect the aggregate grant date fair value of stock options granted in the year specified computed in accordance with FASB ASC Topic 718. These amounts are not necessarily paid to or realized by the director. Assumptions used in the calculation of these values are included in footnote 15 of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019.

Director Compensation Changes for Fiscal Year 2020

On December 10, 2019, our board of directors approved certain changes to our non-employee Director compensation arrangements. For fiscal year 2020, non-employee Directors will receive $50,000 per year for service as a member of the board of directors. In addition, in lieu of the annual non-qualified stock option to purchase 145,000 shares of our common stock (described above), non-employee Directors will receive restricted stock units valued at $75,000, which will vest in equal installments over a twelve-month period. Except for these changes, there have been no other changes to our non-employee Director compensation program.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee is or has in the past served as an officer or employee of our company. Jason Vegotsky, our Chief Revenue Officer, serves on the board of directors of B GREAT, LLC, a company for which Barbara Goodstein, a member of our compensation committee, serves as an executive officer.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our common stock as of December 23, 2019, by:

•	each of our current named executive officers;

•	each of our directors;

•	all of our directors and current named executive officers as a group; and

•	each person or group of affiliated persons known by us to beneficially own more than 5% of our Common Stock.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In general, a person is deemed to be the beneficial owner of (i) any shares of our common stock over which such person has sole or shared voting power or investment power, plus (ii) any shares which such person has the right to acquire beneficial ownership of within 60 days of December 23, 2019, whether through the exercise of options, warrants or otherwise.

	Common Stock Beneficially Owned
Name of Beneficial Owner (1)	Shares	Percent (2)
5% or Greater Stockholders
Adage Capital Partners, L.P. (3)	6,860,252	6.4%
Executive Officers and Directors
Nicholas Kovacevich (4)	8,932,271	8.3%
Jason Vegotsky (5)	1,021,171	*
Christopher Tedford (6)	249,102	*
Eric Baum (7)	1,008,320	*
Barbara Goodstein (8)	252,708	*
Donald Hunter (9)	252,708	*
Dallas Imbimbo (10)	10,196,883	9.4%
All current executive officers and directors as a group (total 8 persons) (12)	22,224,079	20.2%

*	Represents beneficial ownership of less than one percent (1%) of our outstanding Common Stock.

(1)	Unless otherwise indicated, the address of each beneficial owner listed below is c/o KushCo Holdings, Inc., 6261 Katella Avenue, Suite 250, Cypress, CA 90630.

(2)	Based on 107,934,311 shares of Common Stock outstanding on December 23, 2019, together with the applicable options or warrants for each stockholder that become exercisable within 60 days.

(3)	This information is based upon a Schedule 13D filed by Adage Capital Partners, L.P., Adage Capital Partners GP, L.L.C., Robert Atchinson and Phillip Gross (the “Adage Reporting Persons”) with the SEC on October 7, 2019. According to the Schedule 13G, Adage Reporting Persons had shared voting and dispositive power to vote and dispose of 6,860,252 shares (including 2,142,857 shares issuable upon exercise of warrants), and no sole power to vote or dispose of shares. The address for the Adage Reporting Persons is 200 Clarendon Street, 52nd floor, Boston, MA 02116.

(4)	Includes 253,667 shares issuable pursuant to stock options exercisable within 60 days of the Record Date.

(5)	Consists of 489,421 shares held by Artiste Holdings, LLC, over which Mr. Vegotsky has voting and investment power; 108,139 restricted shares held directly by Mr. Vegotsky and 423,611 shares issuable pursuant to stock options exercisable within 60 days of the Record Date.

(6)	Consists of 15,769 restricted shares and 233,333 shares issuable pursuant to stock options exercisable within 60 days of the Record Date.

(7)	Consists of 655,612 shares held by Mr. Baum, of which 15,000 are restricted, and 352,708 shares issuable pursuant to stock options exercisable within 60 days of the Record Date.

(8)	Consists of 30,000 shares held by Ms. Goodstein, of which 15,000 are restricted, and 222,708 shares issuable pursuant to stock options exercisable within 60 days of the Record Date.

(9)	Consists of 30,000 shares held by Mr. Hunter, of which 15,000 are restricted, and 222,708 shares issuable pursuant to stock options exercisable within 60 days of the Record Date.

(10)	Consists of 9,974,175 shares held by Mr. Imbimbo, of which 15,000 are restricted, and 222,708 shares issuable pursuant to stock options exercisable within 60 days of the Record Date.

(11)	Consists of 22,224,079 shares held, which includes 320,651 restricted shares, and 2,209,220 shares issuable pursuant to stock options exercisable within 60 days of the Record Date.

EQUITY COMPENSATION PLAN INFORMATION

On February 9, 2016, we approved the KushCo Holdings, Inc. 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan provides for the granting of incentive stock options, options that do not qualify as incentive stock options (such as non-qualified stock options), restricted stock awards, stock awards, restricted stock purchase offers, or any combination of such awards. On February 20, 2019, we amended the 2016 Plan to increase the maximum number of shares to be issued from 15,000,000 to 18,000,000. The following table sets forth information as of August 31, 2019 concerning the number of shares of Common Stock issuable under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options,Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in column (a)) (c)
Equity compensation plans approved by security holders	14,760,619	$4.89	1,139,550
Equity compensation plans not approved by security holders	—	—	—
Total	14,760,619	$4.89	1,139,550

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Except as set out below, since September 1, 2017, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or beneficial owners of more than 5% of our common stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than compensation, termination and change-in-control arrangements, which are described under “Executive Compensation.”

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

Product Sales

We sell a variety of products to Korova and LTRMN, a related party owned by Dallas Imbimbo, a Director. During the fiscal year ended August 31, 2019, we recorded sales of $757,000 and $466,000 to Korova and LTRMN, respectively. During the fiscal year ended August 31, 2018, we recorded sales of $234,000 and $20,000 to Korova and LTRMN, respectively.

Equipment Rental

We rent certain warehouse equipment from BigRentz, a related party owned by Dallas Imbimbo, a Director, and Nicholas Kovacevich, Chairman and Chief Executive Officer. During the fiscal years ended August 31, 2019 and 2018, we made rent payments of $285,000 and $0, respectively, to BigRentz.

Sub-Lease

We sub-leased our former corporate headquarters from 3 Kings Ventures, LLC, a related party owned by Dallas Imbimbo, Director, Nicholas Kovacevich, Chairman and Chief Executive Officer, and Jeffrey Meng, formerly a greater than 5% stockholder. During the fiscal years ended August 31, 2019 and 2018, we made rent payments to 3 Kings Ventures, LLC of $35,000 and $110,000, respectively.

Director Independence

Our board of directors does not have a lead independent director and does not believe that one is currently necessary. The non-employee directors meet regularly in executive sessions outside the presence of management. Mr. Kovacevich, our Chief Executive Officer, has served as the Chairman of the board of directors since November 2017. Among other things, the independent directors provide feedback to the Chief Executive Officer on executive sessions and facilitate discussion among the independent directors outside of meetings of the board of directors. The Chief Executive Officer is responsible for the day-to-day management of our Company and the development and implementation of our Company’s strategy.

Our common stock is not currently listed for trading on a national securities exchange and, as such, we are not subject to any director independence standards. However, our board of directors evaluated the independence of our current Directors in accordance with the continued listing requirements of The Nasdaq Stock Market LLC and has determined that Mr. Baum, Ms. Goodstein, Mr. Hunter and Mr. Imbimbo each qualify as independent under such listing requirements.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our board of directors selected Marcum LLP (“Marcum”) as our auditors for the fiscal year ended August 31, 2019 and RBSM LLP (“RBSM”) the fiscal year ended August 31, 2018. The following table sets forth the aggregate fees billed to us by Marcum and RBSM for professional services rendered for audit and other services for the fiscal years ended August 31, 2019 and 2018:

	2019	2018
Audit Fees	$279,400	$224,170
Audit-Related Fees	—	28,500
Tax Fees (1)	—	—
All Other Fees	359,900	75,000
Total	$639,300	$327,670

(1)	Includes professional services for preparation of federal and state corporation income tax returns for the years ended 2019 and 2018.

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

All Other Fees — This category consists of fees for other miscellaneous items.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our Audit Committee pre-approves all services to be provided by Marcum and the estimated fees related to these services.

With respect to the audit of our financial statements as of August 31, 2019 and August 31, 2018, and for the years then ended, none of the hours expended on Marcum’s or RBSM’s engagement to audit those financial statements were attributed to work by persons other than Marcum or RBSM full-time, permanent employees.

 PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

Exhibit Number	Description

31.1	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15€, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 8, 2020

By:	/s/ Nicholas Kovacevich
Nicholas Kovacevich
Chairman and Chief Executive Officer