Form 10-Q
period 2019-11-30
KushCo Holdings, Inc.
filed 2020-01-09
CIK 1604627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

YES ☐ NO ☒

The number of outstanding shares of the Registrant’s common stock as of January 6, 2020 was 107,934,311 shares.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology.

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

Factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to:

•	Trends affecting our financial condition, results of operations or future prospects;

•	Our business and growth strategies;

•	Our financing plans and forecasts;

•	The factors that we expect to contribute to our success and our ability to be successful in the future;

•	Our business model and strategy for realizing positive results as sales increase;

•	Competition, including our ability to respond to such competition and its expectations regarding continued competition in the market in which we compete;

•	Our ability to meet our projected operating expenditures and the costs associated with development of new projects;

•	The impact of new accounting pronouncements on our financial statements;

•	Whether our cash flows from operating activities will be sufficient to meet our operating expenditures;

•	Our market risk exposure and efforts to minimize risk;

•	Regulations, including tax law and practice, federal and state laws governing the cannabis industry, and tariff legislation;

•	The outcome of various tax audits and assessments, including appeals thereof, timing of resolution of such audits, our estimates as to the amount of taxes that will ultimately be due and payable and the impact of these audits on our financial statements;

•	Our overall outlook including all statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	That estimates and assumptions made in the preparation of financial statements in conformity with US GAAP may differ from actual results; and

•	Our expectations as to future financial performance, cash and expense levels and liquidity sources.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance. A more detailed description of risk factors that may affect our operating results can be found in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019 filed with the SEC on November 12, 2019, and our other filings with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

KUSHCO HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KUSHCO HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands)

(Unaudited)

	November 30, 2019	August 31, 2019
ASSETS
Current assets:
Cash	$14,719	$3,944
Accounts receivable, net	26,788	25,972
Inventory	40,044	43,768
Prepaid expenses and other current assets	17,990	12,209
Total current assets	99,541	85,893

Goodwill	52,267	52,267
Intangible assets, net	2,866	3,103
Property and equipment, net	12,350	11,054
Other assets	11,549	6,917
Total Assets	$178,573	$159,234

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,087	$10,907
Accrued expenses and other current liabilities	15,657	9,460
Line of credit	5,722	12,261
Total current liabilities	31,466	32,628

Long-term liabilities:
Notes payable	19,926	18,975
Warrant liability	2,240	5,444
Other non-current liabilities	5,525	833
Total long-term liabilities	27,691	25,252
Total liabilities	59,157	57,880

Commitments and contingencies (Note 12)

Stockholders' equity
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 265,000 shares authorized, 107,361 and 90,041 shares issued and outstanding, respectively	107	90
Additional paid-in capital	194,809	164,258
Accumulated deficit	(75,500)	(62,994)
Total stockholders' equity	119,416	101,354
Total liabilities and stockholders' equity	$178,573	$159,234

The accompanying notes are an integral part of the condensed consolidated financial statements.

KUSHCO HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended November 30,
	2019	2018
Net revenue	$34,963	$25,320
Cost of goods sold	27,692	22,091
Gross profit	7,271	3,229

Operating expenses:
Selling, general and administrative	21,075	12,547
Gain on disposition of assets	—	(1,254)
Change in fair value of contingent consideration	—	394
Total operating expenses	21,075	11,687
Loss from operations	(13,804)	(8,458)

Other income (expense):
Change in fair value of warrant liability	3,204	(216)
Change in fair value of equity investment	(395)	536
Interest expense	(1,488)	(487)
Other income (expense), net	(23)	46
Total other income (expense), net	1,298	(121)
Loss before income taxes	(12,506)	(8,579)
Income tax expense (benefit)	—	—
Net loss	$(12,506)	$(8,579)

Net loss per share:
Basic and diluted net loss per share	$(0.12)	$(0.11)

Basic and diluted weighted-average common shares outstanding	101,638	78,471

The accompanying notes are an integral part of the condensed consolidated financial statements.

KUSHCO HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares Issued	Amount	Capital	Deficit	Equity
Balances at August 31, 2019	90,041	$90	$164,258	$(62,994)	$101,354
Stock-based compensation	99	—	3,189	—	3,189
Stock sold to investors	17,198	17	27,362	—	27,379
Stock issued for acquisitions	23	—	—	—	—
Net loss	—	—	—	(12,506)	(12,506)
Balances at November 30, 2019	107,361	$107	$194,809	$(75,500)	$119,416

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares Issued	Amount	Capital	Deficit	Equity
Balances at August 31, 2018	78,273	$78	$104,918	$(23,358)	$81,638
Stock-based compensation	286	1	2,338	—	2,339
Net loss	—	—	—	(8,579)	(8,579)
Balances at November 30, 2018	78,559	$79	$107,256	$(31,937)	$75,398

The accompanying notes are an integral part of the condensed consolidated financial statements.

KUSHCO HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended November 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,506)	$(8,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	962	508
Amortization of debt discount	1,181	—
Provision for bad debt	362	591
Provision for sales returns	45	—
Provision for inventory reserve	604	457
Loss (gain) on disposal of assets	21	(1,254)
Change in fair value of equity investment	395	(536)
Stock-based compensation	4,662	1,808
Change in fair value of warrant liability	(3,204)	216
Change in fair value of contingent consideration	—	394
Changes in operating assets and liabilities:
Accounts receivable	(1,223)	(2,329)
Inventory	3,120	(6,131)
Prepaid expenses and other current assets	(5,858)	(6,663)
Other non-current assets	439	(153)
Accounts payable	(922)	4,521
Accrued expenses and other current liabilities	4,306	1,667
Other non-current liabilities	(482)	—
Net cash used in operating activities	(8,098)	(15,483)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment, and intangibles	(1,940)	(681)
Security deposits	—	(26)
Net cash used in investing activities	(1,940)	(707)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of capital leases	(27)	(18)
Proceeds from stock option exercises	—	41
Proceeds from issuance of common stock	27,379	—
Proceeds from line of credit	25,112	30,326
Repayments on line of credit	(31,651)	(24,516)
Payments for contingent consideration	—	(82)
Net cash provided by financing activities	20,813	5,751
NET INCREASE (DECREASE) IN CASH	10,775	(10,439)
CASH AT BEGINNING OF YEAR	3,944	13,467
CASH AT END OF YEAR	$14,719	$3,028
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$351	$155
Income taxes	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital leases	$—	$240
Services prepaid for in common stock	$171	$704
Accrued and unpaid amounts for purchase of property & equipment	$103	$205
Fair value of shares received from sale of assets	$—	$1,791

The accompanying notes are an integral part of the condensed consolidated financial statements.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the activity of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included in the condensed consolidated financial statements for the interim periods presented herein, but are not necessarily indicative of operating results to be achieved for full fiscal years or other interim periods. The condensed consolidated balance sheet as of August 31, 2019 was derived from the audited financial statements as of that date, but does not include all disclosures as required by GAAP. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended August 31, 2019 and notes thereto included in the Company’s annual report on Form 10-K for the year then ended and filed with the SEC on November 12, 2019.

References to amounts in these notes to condensed consolidated financial statements are in thousands, except per share amounts, unless otherwise specified.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period.

Significant estimates relied upon in preparing these condensed consolidated financial statements include revenue recognition, accounts receivable reserves, inventory and related reserves, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to record impairment charges related to intangible assets and goodwill, amortization periods, accrued expenses, stock-based compensation, and recoverability of the Company’s net deferred tax assets and any related valuation allowance.

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

Accounts Receivable

Trade accounts receivable are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis, thus, trade receivables do not bear interest. Trade accounts receivables are periodically evaluated for collectability based on past credit history and their current financial condition. The Company’s allowance for doubtful accounts was $1,577 and $1,058 as of November 30, 2019 and August 31, 2019, respectively. The Company’s sales return reserve was $521 and $477 as of November 30, 2019 and August 31, 2019, respectively, and is included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheet.

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. The Company’s inventory consists of finished goods of $40,044 and $43,768 as of November 30, 2019 and August 31, 2019, respectively. The Company also makes prepayments against the future delivery of inventory classified as prepaid inventory. The Company’s prepaid inventory was $10,785 and $7,134 as of November 30, 2019 and August 31, 2019, respectively.

Net Loss Per Share

The Company computes earnings per share under Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share (“ASC 260”). Basic net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net earnings by the sum of (a) the weighted average number of shares of common stock outstanding during the period and (b) the potentially dilutive securities outstanding during the period. Stock options are potentially dilutive securities; and the number of dilutive options is computed using the treasury stock method.

For the quarters ended November 30, 2019 and 2018, basic and diluted weighted average shares are the same, as the Company generated a net loss for the period. The computation for the quarter ended November 30, 2019 does not include 14,407 options and 16,737 warrants as their inclusion would have an anti-dilutive effect on net loss per share. The computation of diluted net loss per share for the quarter ended November 30, 2018 does not include 10,838 options and 3,750 warrants as their inclusion would have an anti-dilutive effect on net loss per share.

Revenue Recognition

The Company markets and sells packaging products, vaporizers, hydrocarbon gases, solvents, accessories and branding solutions to customers operating in the regulated medical and recreational cannabis industries.

In accordance with ASC 606, Revenue from Contracts with Customers, the Company applies the following steps to recognize revenue for the sale of products that reflects the consideration to which the Company expects to be entitled to receive in exchange for the promised goods:

•	Identify the contract with a customer.

•	Identify the performance obligations in the contract.

•	Determine the transaction price.

•	Allocate the transaction price to the performance obligations in the contract.

•	Recognize revenue when the Company satisfies a performance obligation.

Advertising

The Company conducts advertising for the promotion of its products and services. In accordance with ASC subtopic 720-35-25 (“ASC 720”), advertising costs are charged to expense when incurred. Advertising costs were $81 and $493 for the three months ended November 30, 2019 and 2018, respectively.

Recently Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Changes to Disclosure Requirements for Fair Value Measurements, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The ASU removes, modifies, and adds certain disclosure requirements and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is evaluating the potential impact of adoption of this standard on its consolidated financial statements.

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

NOTE 2 – CONCENTRATIONS OF RISK

Supplier Concentrations

The Company purchases inventory from various suppliers and manufacturers. For the three months ended November 30, 2019, one vendor accounted for approximately 32% of total inventory purchases. For the three months ended November 30, 2018, one vendor accounted for approximately 56% of total inventory purchases.

Customer Concentrations

During the three months ended November 30, 2019 and 2018, each quarter had one customer which represented approximately 10% and 15%, respectively, of the Company’s revenues. As of November 30, 2019, there were two customers in the aggregate that represented approximately 35% of accounts receivable. As of November 30, 2018, there was one customer that represented 16% of accounts receivable.

NOTE 3 – RELATED-PARTY TRANSACTIONS

The Company sells certain products and supplies to two related parties. Sales recognized during the three months ended November 30, 2019 and 2018 from the related parties totaled $866 and $10, respectively. Total accounts receivable from related parties was $1,200 and $465 as of November 30, 2019 and August 31, 2019, respectively. Further, the Company rents certain warehouse equipment from a related party. During the three months ended November 30, 2019 and 2018, total payments of $158 and $5, respectively, were made to the related party.

NOTE 4 – PROPERTY AND EQUIPMENT

The major classes of fixed assets consist of the following:

	November 30,	August 31,
	2019	2019
Machinery and equipment	$5,814	$4,430
Vehicles	603	603
Office Equipment	3,753	3,232
Leasehold improvements	3,301	3,296
Construction in progress	1,971	1,930
	15,442	13,491
Accumulated Depreciation	(3,092)	(2,437)
	$12,350	$11,054

Depreciation expense was $725 and $265 for the three months ended November 30, 2019 and 2018, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the following:

		As of November 30, 2019			As of August 31, 2019
	Weighted
	Average
	Estimated	Gross			Gross
	Useful	Carrying	Accumulated	Net	Carrying	Accumulated	Net
Description	Life	Value	Amortization	Amount	Value	Amortization	Amount
Trade name	6 years	2,600	(1,120)	1,480	2,600	(1,011)	1,589
Non-compete agreement	4 years	2,370	(984)	1,386	2,370	(856)	1,514
		$4,970	$(2,104)	$2,866	$4,970	$(1,867)	$3,103

Amortization expense was $237 and $243 for the three months ended November 30, 2019 and 2018, respectively.

The following table summarizes the remaining estimated amortization of definite-lived intangible assets as of November 30, 2019:

For the year ended August 31,
2020 (remaining nine months)	$710
2021	881
2022	747
2023	528
$2,866

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	November 30,	August 31,
	2019	2019
Customer deposits	$5,344	$2,992
Accrued compensation	3,775	3,485
Sales tax payable	1,062	1,047
Lease liability	1,709	—
Other accrued expenses	3,767	1,936
	$15,657	$9,460

NOTE 7 – LEASES

The Company adopted ASC 842 “Leases” (“ASC 842”) effective September 1, 2019 utilizing the modified retrospective approach for adoption for all leases that existed at or are commenced after the date of initial application with an option to use certain practical expedients. The package of practical expedients allowed the Company to not reassess: (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases, and (iii) initial direct costs for any expired or existing leases. The Company also used (i) hindsight when evaluating contractual lease options, (ii) the practical expedient that allows lessees to treat lease and non-lease components of leases as a single lease component, (iii) the portfolio approach which allows similar leased assets to be grouped and accounted for together, and (iv) the short-term lease for leases with a term of 12 months or less. In addition, the Company implemented additional internal controls to evaluate future transactions in accordance with ASC 842.

The adoption of ASC 842 had a material impact on the consolidated balance sheet due to the recognition of Right of Use (“ROU”) assets and lease liabilities. The adoption of this ASC did not have a material impact on the consolidated statement of operations or the consolidated statement of cash flows. The Company did not recognize a material cumulative effect adjustment to the opening balance sheet retained earnings on September 1, 2019. Because the modified retrospective approach was elected, the ASU was not applied to periods prior to adoption and did not have an impact on previously reported results. At adoption, the Company recognized operating lease ROU assets and lease liabilities that reflect the present value of the future payments. As the rate implicit in the lease could not be determined for any of the Company’s leases, an estimated incremental borrowing rate of 10.7%, which reflects the interest rate the Company would pay to borrow funds over a similar term and in a similar economic environment, was used to determine the present value of lease payments. Based on the impact of ASC 842 on the lease population, the Company recorded $7.6 million in lease liabilities and $6.8 million for ROU assets based upon the lease liabilities adjusted for deferred rent. ROU assets are included in “Other assets” and lease liabilities are included in “Accrued expenses and other current liabilities” and “Other non-current liabilities” on the Company’s condensed consolidated balance sheet.

The Company determines if an arrangement is a lease at inception. The Company leases its facilities and certain office equipment under operating leases which expire on various dates through 2026. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. When readily determinable, the Company uses the implicit rate in determining the present value of lease payments. The ROU asset also includes any fixed lease payments, including in-substance fixed lease payments and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease term is determined at lease commencement and includes any non-cancellable period for which the Company has the right to use the underlying asset, together with any options to extend that the Company is reasonably certain to exercise.

Lease Liabilities

Lease liabilities as of November 30, 2019 consist of the following:

Current portion of lease liabilities	$1,709
Long term lease liabilities, net of current portion	5,525
Total lease liabilities	$7,234

Aggregate lease maturities as of November 30, 2019 are as follows:

Year ended August 31,
2020 (remaining nine months)	$1,775
2021	2,352
2022	2,139
2023	1,509
2024	616
Thereafter	500
Total minimum lease payments	8,891
Less imputed interest	(1,657)
Total lease liabilities	$7,234

Rent expense was $850 for the three months ended November 30, 2019 with a weighted average remaining lease term of 4.1 years and a weighted average discount rate of 10.7%. Rent expense for the three months ended November 30, 2018 was $752 under ASC 840, the predecessor to ASC 842.

NOTE 8 – DEBT

Monroe Revolving Credit Facility

On August 21, 2019, the Company and its subsidiaries (collectively, the “Borrowers”) entered into a secured asset based Revolving Credit Facility (“Monroe Revolving Credit Facility”), with an aggregate amount not to exceed $35.0 million outstanding at any time, with Monroe Capital Management Advisors, LLC (“Monroe”), as collateral agent and administrative agent, and the various lenders party thereto. The Monroe Revolving Credit Facility also includes an accordion feature that permits the Company to increase the available revolving commitments under the Monroe Revolving Credit Facility by up to an additional $15.0 million, subject to satisfaction of certain conditions. The Monroe Revolving Credit Facility has a 5-year term which matures on August 21, 2024.

The Monroe Revolving Credit Facility contains customary representations and warranties, affirmative and negative covenants, including a financial covenant requiring certain minimum availability, and events of default. As of November 30, 2019, the balance outstanding on the facility was $5,722 and the interest rate was 10.7%.

The Company incurred closing costs associated with the Monroe Revolving Credit Facility in the amount of $2,602, which were deferred and amortized over the 5-year term of the Monroe Revolving Credit Facility on a straight-line basis. As of November 30, 2019, unamortized debt issuance costs of $2,501 is included in “Other assets.” Interest expense and amortization of debt discount, associated with the Monroe Revolving Credit Facility during the three months ended November 30, 2019 amounted to $296 and $154, respectively.

Monroe Warrants

On August 21, 2019, the Company entered into a Monroe Subscription Agreement, pursuant to which the Company issued to Monroe a Warrant to purchase up to 500 shares of common stock at $0.001 par value per share (the “Monroe Warrant”) at an exercise price of $4.25 per share. The Monroe Warrants have a 5-year term and as such will expire on August 21, 2024. Amortization expense for the three months ended November 30, 2019 was $49. The estimated fair value of the Monroe Warrant was $934 as of November 30, 2019.

Long-term Debt

On April 29, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”), pursuant to which the Company issued and sold a senior note (the “Original Note”) in a private placement offering in the aggregate principal amount of $21.3 million with an original issue discount of $1.3 million, and received net proceeds of $20.0 million. The Original Note was a senior unsecured obligation, and unless earlier redeemed, was scheduled to mature on October 30, 2020. The Original Note did not bear interest, except upon the occurrence of an event of default.

On August 21, 2019, the Company entered into an exchange agreement (the “Exchange Agreement”) with the Investor in order to amend and waive certain provisions of the Purchase Agreement and the Original Note and exchange the Original Note for (i) a new senior note (the “New Senior Note”) for the same aggregate principal amount as the Original Note and (ii) a warrant to purchase up to 650 shares of our common stock at an exercise price of $4.25. The warrant has an expiration date of August 21, 2024 and has not been exercised as of November 30, 2019. As of August 21, 2019, the warrants were reclassified from a derivative liability to equity with a corresponding adjustment to additional paid-in capital.

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

On November 8, 2019, the Company entered into a Second Exchange Agreement (“Second Exchange Agreement”) with the Investor, pursuant to which the Company amended the New Senior Note (the “Amended Senior Note”). Pursuant to the terms of the Amended Senior Note, the maturity date of the Amended Senior Note was extended to April 29, 2021 and the aggregate principal amount of the Amended Senior Note was increased to approximately $24.0 million and the original issue discount was increased to $1.5 million. Upon maturity, the Company must pay the Investor an amount in cash representing 120% of all outstanding principal, less original issue discount, plus any accrued and unpaid interest and accrued and unpaid late charges. Similar to the terms of the Original Note, the Amended Senior Note will not bear interest, except upon the occurrence of an event of default.

NOTE 9 – WARRANT LIABILITY

In June 2018, the Company issued warrants to purchase 3,750 shares of its common stock to investors in a registered direct offering. The warrants have a term of five years from the date of issuance. Pursuant to ASC Topic 815, the initial fair value of the warrants of $15,350 was recorded as a warrant liability on the issuance date. The estimated fair values of the warrants were computed at issuance using a Black-Scholes option pricing model.

The estimated fair value of the outstanding warrant liabilities was $2,240 and $5,444 as of November 30, 2019 and August 31, 2019, respectively.

Increases or decreases in fair value of the warrant liability are included as a component of “Other expense” in the accompanying condensed consolidated statements of operations for the respective period. The changes to the liability for warrants resulted in a decrease of $3,204 in warrant liability and a corresponding gain for the three months ended November 30, 2019. For the three months ended November 30, 2018, the changes to the liability for warrants resulted in an increase of $216 in warrant liability and a corresponding loss.

The estimated fair value of the warrants was computed as of November 30, 2019 using the Black Scholes model with the following assumptions: stock price of $1.77, volatility of 83.1%, risk-free rate of 1.62%, annual dividend yield of 0% and expected life of 3.5 years.

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value measurements are performed in accordance with the guidance provided by ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or parameters are not available, valuation models are applied.

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, equity investments, accounts receivable, accounts payable and accrued liabilities and capital lease obligations approximate their fair values based on their short-term nature. The carrying amount of the Company’s long-term notes payable approximates its fair value based on interest rates available to the Company for similar debt instruments and similar remaining maturities.

The Company accounts for its investment in Smoke Cartel, Inc. (“Smoke Cartel”) at fair value. On September 21, 2018, Smoke Cartel and the Company entered into an agreement to sell the RUB web domain and inventory related to this product line and in exchange, received 1,410 shares of Smoke Cartel common stock. The fair value of the Company’s investment as of August 31, 2019 and November 30, 2019 was based upon the closing stock price of Smoke Cartel. The investment was classified as a Level 2 financial instrument.

In connection with the Company’s registered direct offering in June 2018, the Company issued warrants to purchase shares of its common stock, which are accounted for as a warrant liability (see Note 9 above.) The estimated fair value of the derivative is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

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

The following table details the fair value measurement within the fair value hierarchy of the Company’s financial instruments, which includes the Level 2 assets and the Level 3 liabilities:

	Fair Value at November 30, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Equity investment	$197	$—	$197	$—

Liabilities:
Warrant liability	$2,240	$—	$—	$2,240

	Fair Value at August 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Equity investment	$592	$—	$592	$—

Liabilities:
Warrant liability	$5,444	$—	$—	$5,444

The following table reflects the activity for the Company’s investment in Smoke Cartel measured at fair value using Level 2 inputs:

Investment in Smoke Cartel
As of August 31, 2019	$592
Adjustments to estimated fair value	(395)
As of November 30, 2019	$197

Investment in Smoke Cartel
As of August 31, 2018	$—
Acquisition of equity investment	1,791
Adjustments to estimated fair value	536
As of November 30, 2018	2,327

The following table reflects the activity for the Company’s warrant derivative liability for the June 2018 registered offering measured at fair value using Level 3 inputs:

Warrant Liability
Balance at August 31, 2019	$5,444
Adjustments to estimated fair value	(3,204)
Balance at November 30, 2019	$2,240

Warrant Liability
Balance at August 31, 2018	$14,430
Adjustments to estimated fair value	216
Balance at November 30, 2018	$14,646

The following table reflects the activity for the Company’s contingent acquisition liabilities measured at fair value using Level 3 inputs:

Contingent Consideration Payable
Balance at August 31, 2018	$5,488
Adjustments to estimated fair value	394
Balance at November 30, 2018	$5,882

NOTE 11 – STOCKHOLDERS' EQUITY

Preferred Stock

The Company’s authorized preferred stock is 10,000 shares with a par value of $0.001. As of November 30, 2019 and August 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company’s authorized common stock is 265,000 shares with a par value of $0.001. As of November 30, 2019 and August 31, 2019, there were 107,361 and 90,041 shares issued and outstanding, respectively.

On September 26, 2019, the Company entered into purchase agreements with accredited investors pursuant to which the Company issued and sold an aggregate of 17,198 units (“Units”), with each unit consisting of one share of its common stock and a warrant to purchase half a share of common stock in a registered direct offering (the “September 2019 Offering”). The purchase price for a Unit was $1.75. The closing of the September 2019 Offering occurred on September 30, 2019 and resulted in aggregate gross proceeds of approximately $30.1 million. The aggregate net proceeds from the September 2019 Offering, after deducting the placement agent fees and other offering expenses, was approximately $27.4 million. Subject to certain ownership limitations, the warrants were immediately exercisable at an exercise price equal to $2.25 per share of Common Stock. The warrants are exercisable for five years from the date of issuance.

Share-based Compensation

The Company recorded total stock-based compensation expense of $4,662 and $1,808 for the three months ended November 30, 2019 and 2018, respectively, in connection with the issuance of shares of common stock and options to purchase common stock. Stock-based compensation expense is included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

On September 1, 2019, the Company adopted Accounting Standards Update 2018-07 which addresses several aspects of the accounting for nonemployee share-based payment transactions and expands the scope of ASC 718, Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the simplified standard, nonemployee options will be valued once at the date of grant. At adoption, all awards without established measurement dates were revalued one final time and did not have a material impact on the condensed consolidated financial statements.

Stock Incentive Plan

The Company’s 2016 Stock Incentive Plan (the “Plan”) was adopted on February 9, 2016. The Plan authorizes the issuance of up to 18,000 shares of common stock in the form of stock-based awards to the Company’s employees and directors. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company's common stock at the date of grant and have 10-year contractual terms. The option awards generally vest over three years subject to the recipient’s continuous service.

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

The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the three months ended November 30, 2019 and 2018:

	Three Months Ended November 30,
	2019	2018
Expected term in years	5.3 – 5.9	3.0
Expected volatility	64% – 85%	82% – 87%
Risk-free interest rate	1.4% – 1.7%	2.7% – 3.0%
Expected dividend yield	0.0%	0.0%

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

The following table summarizes the stock option activity during the three months ended November 30, 2019:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
Balance Outstanding, August 31, 2019	14,761	$4.89	9.0	$3,192
Granted	1,655	2.40
Exercised	(9)	2.06		$14
Forfeited	(2,000)	5.06
Balance Outstanding, November 30, 2019	14,407	$4.58	8.8	$269
Vested and expected to vest at November 30, 2019	12,510	$4.56	8.8	$260
Exercisable, November 30, 2019	5,782	$4.36	8.3	$228

Stock compensation expense related to stock options was $2,933 and $1,469 for the three months ended November 30, 2019 and 2018, respectively. The weighted-average grant-date fair value of options granted during the three months ended November 30, 2019 and 2018, was $1.41 and $3.10, respectively.

As of November 30, 2019, there was $20,393 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The expense is expected to be recognized over a weighted-average period of 2.1 years.

Restricted Stock

During the three months ended November 30, 2019, the Company awarded 90 shares of restricted common stock to consultants in exchange for $171 of services rendered.

During the three months ended November 30, 2018, the Company issued 123 restricted shares of common stock to consultants in exchange for $124 of services rendered and $704 of prepaid services, for a total of $828. The $704 of prepaid services was included in prepaid expenses on the condensed consolidated balance sheet as of November 30, 2018.

Stock-based compensation expense related to restricted stock awards was $1,729 and $339, respectively, for the three months ended November 30, 2019 and 2018.

As of November 30, 2019, $2,077 of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted average period of 1.6 years.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Other Commitments

In the ordinary course of business, the Company may enter into contractual purchase obligations and other agreements that are legally binding and specify certain minimum payment terms. The Company had no such agreements as of November 30, 2019.

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

During fiscal 2019, lawsuits were filed in California federal and state court by various purported shareholders against, the Company, each of the current members of the Company’s Board of Directors, and certain of our current and former officers, alleging, among other things, federal securities law violations and/or related breaches of fiduciary duties in connection with the Company’s April 2019 restatement of certain prior period financial statements. In general, the lawsuits assert the same or similar allegations, including that defendants artificially inflated the Company’s securities prices by knowingly making materially false and misleading statements and omissions to the investing public about the Company’s financial statements, business, operations, management, and internal controls.

May v. KushCo Holdings, Inc., et al. Filed April 30, 2019. Case No. 8:19-cv-00798-JLS-KES, U.S. District Court for the Central District of California. This putative shareholder class action against the Company and certain of its current and former officers alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and seeks unspecified compensatory damages and other relief on behalf of a class of purchasers of the Company’s securities between July 13, 2017 and April 9, 2019, inclusive. In July 2019, purported Company shareholders filed motions for appointment of lead counsel and lead plaintiffs. In September 2019, the Court appointed co-lead plaintiffs and co-lead counsel for the plaintiffs. The lead plaintiffs’ amended complaint was filed in November 2019, and the defendants’ responses to the complaint are currently due in January 2020. The Company intends to vigorously defend itself against these claims.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, all amounts herein are expressed in thousands, except per share amounts.

Cautionary Statement Concerning Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item I within this Quarterly Report on Form 10-Q and the audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019 filed with the SEC on November 12, 2019. This report contains “forward-looking statements.” The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions. Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. The forward-looking events discussed in this report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties, and assumptions about us. For these statements, we claim the protection of the “bespeaks caution” doctrine. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results to differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements.

Overview

We specialize in marketing and selling customized packaging products, vaporizers, hydrocarbon gases, solvents, accessories and branding solutions to customers operating in the regulated medical and recreational cannabis industries. We provide custom branding on packaging products, and its testing standards meet the requirements set by the Consumer Product Safety Commission. Our packaging products primarily consist of bottles, bags, tubes and containers. We maintain relationships with a broad range of manufacturers and also has sophisticated in-house labeling and customization capabilities. We sell a wide selection of vaporizer cartridges with a variety of core materials and heating technologies, as well as a wide selection of batteries to match the cartridges. We provide ultra-pure hydrocarbon gases, including isobutene, n-butane, propane, ethanol, pre-mixes, custom blends and other solvents, which are essential in the extraction process.

We believe that we have created one of the largest product libraries in the cannabis industry, allowing us to be a comprehensive solutions provider to our customers. Our extensive knowledge of the regulatory environment applicable to the cannabis industry allows us to quickly adapt to our customers' packaging requirements. We maintain the flexibility to enter the markets of legal regions by establishing re-distributor partnerships or opening new facilities. We also have the flexibility to introduce new products and services to our vast customer network. We have no supplier “take or pay” arrangements. In addition to these factors, we believe that we offer competitive pricing, prompt deliveries, and excellent customer service. We expect continued growth as we take measures to expand into new markets, invest in our systems and personnel, forge strategic alliances and invest in our own molds and intellectual property.

Line of Credit and Long-Term Debt

Monroe Revolving Credit Facility

On August 21, 2019, we and our subsidiaries entered into a revolving credit facility (the “Monroe Revolving Credit Facility”) with an aggregate amount not to exceed $35.0 million outstanding at any time with Monroe Capital Management Advisors, LLC (“Monroe”), as collateral agent and administrative agent, and the various lenders party thereto. The Monroe Revolving Credit Facility also includes an accordion feature that permits us to increase the available revolving commitments under the Monroe Revolving Credit Facility by up to an additional $15.0 million, subject to satisfaction of certain conditions. The Monroe Revolving Credit Facility has a five-year term, maturing on August 21, 2024, and is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries.

Long-term Debt

On April 29, 2019, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”), pursuant to which we issued and sold a senior note (the “Original Note”) in a private placement offering in the aggregate principal amount of $21.3 million with an original issue discount of $1.3 million, and received net proceeds of $20.0 million. The Original Note was a senior unsecured obligation, and unless earlier redeemed, was scheduled to mature on October 30, 2020. The Original Note did not bear interest, except upon the occurrence of an event of default.

On August 21, 2019, we entered into an exchange agreement (the “Exchange Agreement”) with the Investor in order to amend and waive certain provisions of the Purchase Agreement and the Original Note and exchange the Original Note for (i) a new senior note (the “New Senior Note”) for the same aggregate principal amount as the Original Note and (ii) a warrant to purchase up to 650 shares of our common stock at an exercise price of $4.25. The warrant has an expiration date of August 21, 2024 and has not been exercised as of November 30, 2019. As of August 21, 2019, the warrants were reclassified from a derivative liability to equity with a corresponding adjustment to additional paid-in capital.

Similar to the terms of the Original Note, the New Senior Note matures on October 30, 2020, at which time we must pay the Investor an amount in cash representing 120% of all outstanding principal, less original issue discount, plus any accrued and unpaid interest and accrued and unpaid late charges. Similar to the terms of the Original Note, the New Senior Note will not bear interest except upon the occurrence of an event of default.

On November 8, 2019, we entered into a Second Exchange Agreement (“Second Exchange Agreement”) with the Investor, pursuant to which we amended the New Senior Note (the “Amended Senior Note”). Pursuant to the terms of the Amended Senior Note, the maturity date of the Amended Senior Note was extended to April 29, 2021 and the aggregate principal amount of the Amended Senior Note was increased to approximately $24.0 million and the original issue discount was increased to $1.5 million. Upon maturity, we must pay the Investor an amount in cash representing 120% of all outstanding principal, less original issue discount, plus any accrued and unpaid interest and accrued and unpaid late charges. Similar to the terms of the Original Note, the Amended Senior Note will not bear interest, except upon the occurrence of an event of default.

Results of Operations – Comparison of Three Months Ended November 30, 2019 and 2018

Revenue

For the three months ended November 30, 2019, our revenue increased to $35.0 million compared to $25.3 million for the three months ended November 30, 2018, which represents an increase of $9.7 million, or 38%. The increase was primarily attributable to significant organic growth primarily in medical states, including Florida and Arizona. In addition, we achieved strong growth in CBD sales and custom branded products as customers seek differentiated brand building solutions in line with regulatory requirements.

Gross Profit

Gross profit for the three months ended November 30, 2019 was $7.3 million, or 21% of revenue, compared to $3.2 million, or 13% of revenue, for the three months ended November 30, 2018. The increase in gross profit percentage is due primarily to higher product sales, shipping revenues, and improved product margin. Gross profit for the prior year period was negatively impacted by one-time air freight and product quality costs that were alleviated in the prior year.

Operating Expenses

Our operating expenses for the three months ended November 30, 2019 increased to $21.1 million, or 60% of total revenue, from $11.7 million, or 46% of total revenue, for the three months ended November 30, 2018. The increase in selling, general and administrative expense is due to the expansion of the business, primarily attributed to increased compensation cost, professional fees, freight-out, and facilities costs. For the three months ended November 30, 2018, operating expenses included a gain on disposition of assets of $1.3 million and a $0.4 million change in fair value of contingent consideration.

Loss from Operations

Loss from operations for the three months ended November 30, 2019 was $13.8 million compared to $8.5 million for the three months ended November 30, 2018. The increase is primarily attributable to our continued investment in infrastructure and personnel to help scale our business.

Other Income (Expense), net

Other Income (Expense), net for the three months ended November 30, 2019 was income of $1.3 million compared to expense of $0.1 million for the three months ended November 30, 2018. The increase in other income is attributed to a $3.2 million gain on change in fair value of warrant liability, offset by interest expense of $1.5 million related to increased credit line capacity and a long-term note payable which was issued in April 2019.

Net Loss

Loss from operations for the three months ended November 30, 2019 was $12.5 million compared to $8.6 million for the three months ended November 30, 2018. The increase is primarily attributable to our continued investment in infrastructure and personnel to help scale our business.

Liquidity and Capital Resources

At November 30, 2019 and 2018, we had cash of $14.7 million and $3.0 million, respectively, and a working capital surplus of $68.1 million and $25.9 million, respectively.

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended November 30, 2019 was $8.1 million compared to $15.5 million for the three months ended November 30, 2018. The change is primarily attributed to reduced level of inventory consistent with our efforts to improve our inventory management process.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended November 30, 2019 was $1.9 million compared to $0.7 million for the three months ended November 30, 2018. The increase is primarily attributed to higher levels of equipment purchases, technology investments and leasehold improvements during the current fiscal year.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended November 30, 2019 was $20.8 million compared to $5.8 million for the three months ended November 30, 2018. The increase is primarily attributed to the $27.4 million of cash proceeds from the sale of common stock to investors. In addition, these cash proceeds were primarily offset by $6.5 million in net repayments on our line of credit, compared to $5.8 million in net borrowings in the prior year.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable reserves, inventory and related reserves, expected cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to record impairment charges related to intangible assets and goodwill, amortization periods, accrued expenses, stock-based compensation and recoverability of our net deferred tax assets and any related valuation allowance. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates, other than the adoption of ASC 842, Leases, as described in Note 7 to our condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents. We consider investments that, when purchased, have a remaining maturity of 90 days or less to be cash equivalents. We do not believe that a notional or hypothetical 10% change in interest rate percentages would have a material impact on the fair value of our investment portfolio.

Item 4.  Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (who is also the Company’s chairman, secretary and principal executive officer), and our chief financial officer (who is also the Company’s principal financial and accounting officer) to allow for timely decisions regarding required disclosure. Thus, in accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of November 30, 2019 which is the end of the period covered by this Form 10-Q. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses identified in our internal control over financial reporting, described below.

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management, with the participation of our principal executive officer and principal financial and accounting officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of November 30, 2019.

We have taken steps to enhance our internal controls over financial reporting and plan to take additional steps to remediate the material weaknesses. Specifically:

•	We appointed additional independent members with public company board experience to our board of directors, such that our board of directors is now composed of a majority of independent directors;

•	On March 9, 2018, our board of directors formed an Audit Committee composed entirely of independent directors that, among other things, assists the board of directors in its oversight of the integrity of our financial statements and our financing reporting processes and systems of internal control;

•	In November 2018, we hired a Chief Financial Officer with significant sales and distribution experience who has effectively led the development of the finance and accounting function;

•	We have added staff to our finance team, and engaged a third party to assist with the assessment of certain complex transactions under US GAAP;

•	In January 2018, we hired a controller with public company experience;

•	We have adopted a Code of Business Conduct and Ethics and a whistleblower policy;

•	We have engaged a national accounting advisory firm to assist with the design and implementation of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO; and

•	In June 2019, we hired a director of internal audit with extensive training and experience associated with COSO and Sarbanes-Oxley Section 404 compliance.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of November 30, 2019, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

During fiscal 2019, lawsuits were filed in California federal and state court by various purported shareholders against, variously, the Company, each of the current members of the Company’s Board of Directors, and certain of our current and former officers, alleging, among other things, federal securities law violations and/or related breaches of fiduciary duties in connection with the Company’s April 2019 restatement of certain prior period financial statements. In general, the lawsuits assert the same or similar allegations, including that defendants artificially inflated the Company’s securities prices by knowingly making materially false and misleading statements and omissions to the investing public about the Company’s financial statements, business, operations, management, and internal controls.

May v. KushCo Holdings, Inc., et al. Filed April 30, 2019. Case No. 8:19-cv-00798-JLS-KES, U.S. District Court for the Central District of California. This putative shareholder class action against the Company and certain of its current and former officers alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and seeks unspecified compensatory damages and other relief on behalf of a class of purchasers of the Company’s securities between July 13, 2017 and April 9, 2019, inclusive. In July 2019, purported Company shareholders filed motions for appointment of lead counsel and lead plaintiffs. In September 2019, the Court appointed co-lead plaintiffs and co-lead counsel for the plaintiffs. The lead plaintiffs’ amended complaint was filed in November 2019, and the defendants’ responses to the complaint are currently due in January 2020. The Company intends to vigorously defend itself against these claims.

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

Item 1A. Risk Factors.

Item 1A of Part I of Amendment No.1 to our Annual Report on Form 10-K for the fiscal year ended August 31, 2019, filed with the SEC on November 12, 2019, contains risk factors that could materially and adversely affect our business, financial condition and results of operations. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business. To our knowledge, there have been no material changes in the risk factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019.

Item 2. Unregistered Sales of Equity Securities.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 9, 2020	By:	/s/ Nicholas Kovacevich
Nicholas Kovacevich
Chairman and Chief Executive Officer (principal executive officer)

Date: January 9, 2020	By:	/s/ Christopher Tedford
Christopher Tedford
Chief Financial Officer (principal financial and accounting officer)