Form 10-Q
period 2020-02-29
KushCo Holdings, Inc.
filed 2020-04-09
CIK 1604627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

YES    ☐    NO     ☒

The number of outstanding shares of the Registrant’s common stock as of April 6, 2020 was 119,117,670 shares.

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

Factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to:

●	Trends affecting our financial condition, results of operations or future prospects, including the impact of COVID-19;

●	Our business and growth strategies;

●	Our financing plans and forecasts;

●	The factors that we expect to contribute to our success and our ability to be successful in the future;

●	Our business model and strategy for realizing positive results as sales increase;

●	Competition, including our ability to respond to such competition and its expectations regarding continued competition in the market in which we compete;

●	Our ability to meet our projected operating expenditures and the costs associated with development of new projects;

●	The impact of new accounting pronouncements on our financial statements;

●	Whether our cash flows from operating activities will be sufficient to meet our operating expenditures;

●	Our market risk exposure and efforts to minimize risk;

●	Regulations, including tax law and practice, federal and state laws governing the cannabis and CBD industries, and tariff legislation;

●	The outcome of various tax audits and assessments, including appeals thereof, timing of resolution of such audits, our estimates as to the amount of taxes that will ultimately be due and payable and the impact of these audits on our financial statements;

●	Our overall outlook including all statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations;

●	That estimates and assumptions made in the preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) may differ from actual results; and

●	Our expectations as to future financial performance, cash and expense levels and liquidity sources.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance. A more detailed description of risk factors that may affect our operating results can be found in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019 filed with the SEC on November 12, 2019, and our other filings with the Securities and Exchange Commission. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

KUSHCO HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 29, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KUSHCO HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands)

(Unaudited)

	February 29, 2020	August 31, 2019

ASSETS
Current assets:
Cash	$11,378	$3,944
Accounts receivable, net	16,860	25,972
Inventory	26,423	43,768
Prepaid expenses and other current assets	13,920	12,209
Total current assets	68,581	85,893

Goodwill	52,267	52,267
Intangible assets, net	2,630	3,103
Property and equipment, net	9,390	11,054
Other assets	10,665	6,917
Total Assets	$143,533	$159,234

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,743	$10,907
Accrued expenses and other current liabilities	15,738	9,460
Line of credit	—	12,261
Total current liabilities	20,481	32,628

Long-term liabilities:
Notes payable	21,011	18,975
Warrant liability	849	5,444
Other non-current liabilities	5,766	833
Total long-term liabilities	27,626	25,252
Total liabilities	48,107	57,880

Commitments and contingencies (Note 12)

Stockholders' equity
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 265,000 shares authorized, 119,118 and 90,041 shares issued and outstanding, respectively	119	90
Additional paid-in capital	215,182	164,258
Accumulated deficit	(119,875)	(62,994)
Total stockholders' equity	95,426	101,354
Total liabilities and stockholders' equity	$143,533	$159,234

The accompanying notes are an integral part of the condensed consolidated financial statements.

KUSHCO HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Net revenue	$30,143	$35,176	$65,105	$60,496
Cost of goods sold	39,051	30,654	66,742	52,745
Gross profit (loss)	(8,908)	4,522	(1,637)	7,751

Operating expenses:
Selling, general and administrative	27,183	18,766	48,258	31,312
Gain on disposition of assets	—	—	—	(1,254)
Change in fair value of contingent consideration	—	(5,602)	—	(5,208)
Restructuring costs	7,301	—	7,301	—
Total operating expenses	34,484	13,164	55,559	24,850
Loss from operations	(43,392)	(8,642)	(57,196)	(17,099)

Other income (expense):
Change in fair value of warrant liability	1,391	1,271	4,595	1,055
Change in fair value of equity investment	(696)	(1,128)	(1,091)	(592)
Interest expense	(1,619)	(491)	(3,107)	(978)
Other income (expense), net	(59)	75	(82)	120
Total other income (expense)	(983)	(273)	315	(395)
Loss before income taxes	(44,375)	(8,915)	(56,881)	(17,494)
Income tax expense	—	—	—	—
Net loss	$(44,375)	$(8,915)	$(56,881)	$(17,494)

Net loss per share:
Basic net loss per common share	$(0.40)	$(0.10)	$(0.54)	$(0.21)
Diluted net loss per common share	$(0.40)	$(0.12)	$(0.54)	$(0.22)

Basic weighted average number of common shares outstanding	110,008	86,772	105,823	84,305
Diluted weighted average number of common shares outstanding	110,008	87,066	105,823	84,557

The accompanying notes are an integral part of the condensed consolidated financial statements.

KUSHCO HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares Issued	Amount	Capital	Deficit	Equity

Balances at August 31, 2019	90,041	$90	$164,258	$(62,994)	$101,354
Stock-based compensation	99	—	3,189	—	3,189
Stock sold to investors, net of offering costs	17,198	17	27,362	—	27,379
Stock issued for acquisitions	23	—	—	—	—
Net loss	—	—	—	(12,506)	(12,506)
Balances at November 30, 2019	107,361	$107	$194,809	$(75,500)	$119,416
Stock-based compensation	89	—	3,141	—	3,141
Issuance of restricted stocks	15	—	—	—	—
Stock sold to investors	10,000	10	14,706	—	14,716
Stock issued for equity investment	1,653	2	2,526	—	2,528
Net loss	—	—	—	(44,375)	(44,375)
Balances at February 29, 2020	119,118	$119	$215,182	$(119,875)	$95,426

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares Issued	Amount	Capital	Deficit	Equity
Balances at August 31, 2018	78,273	$78	$104,918	$(23,358)	$81,638
Stock option exercises	281	1	41	—	42
Stock-based compensation	5	—	2,297	—	2,297
Net loss	—	—	—	(8,579)	(8,579)
Balances at November 30, 2018	78,559	$79	$107,256	$(31,937)	$75,398
Stock option exercises	89	—	—	—	-
Stock-based compensation	125	—	3,178	—	3,178
Stock sold to investors, net of offering costs	9,077	9	41,584	—	41,593
Stock issued for acquisition of Hybrid	162	—	140	—	140
Net loss	—	—	—	(8,915)	(8,915)
Balances at February 28, 2019	88,012	$88	$152,158	$(40,852)	$111,394

The accompanying notes are an integral part of the condensed consolidated financial statements.

KUSHCO HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended
	February 29, 2020	February 28, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(56,881)	$(17,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,032	1,078
Amortization of debt discount	2,503	—
Provision for bad debt	9,462	1,115
Provision for sales returns	116	—
Inventory obsolescence	1,157	—
Provision for inventory reserve	12,483	1,504
Loss (gain) on disposal of assets	21	(1,254)
Impairment of assets	6,901	—
Change in fair value of equity investment	1,091	592
Stock compensation expense	8,089	6,534
Change in fair value of warrant liability	(4,595)	(1,055)
Change in fair value of contingent consideration	—	(5,208)
Changes in operating assets and liabilities:
Accounts receivable	2,029	(3,830)
Inventory	4,863	(25,604)
Prepaid expenses and other current assets	(5,222)	(2,287)
Other non-current assets	17	—
Accounts payable	(6,438)	8,042
Accrued expenses and other current liabilities	3,611	3,113
Net cash used in operating activities	(18,761)	(34,754)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment, and intangibles	(3,550)	(2,868)
Security deposits	—	(68)
Net cash used in investing activities	(3,550)	(2,936)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of capital leases	(62)	(47)
Proceeds from stock option exercises	—	41
Proceeds from issuance of common stock	42,095	41,593
Proceeds from line of credit	49,331	54,325
Repayments on line of credit	(61,619)	(53,747)
Net cash provided by financing activities	29,745	42,165
NET INCREASE (DECREASE) IN CASH	7,434	4,475
CASH AT BEGINNING OF YEAR	3,944	13,467
CASH AT END OF YEAR	$11,378	$17,942

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$488	$827
NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital leases	$—	$240
Services prepaid for in common stock	$296	$697
Accrued and unpaid amounts for purchase of property & equipment	$276	$232
Stock issuance for acquisition of Hybrid	$—	$140
Shares issued in exchange for equity investment in Xtraction Services	$2,528	$—
Equity Investment	$—	$1,791

The accompanying notes are an integral part of the condensed consolidated financial statements.

KUSHCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts)

(Unaudited)

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

KushCo Holdings, Inc. (formerly known as Kush Bottles, Inc.) markets and sells a wide variety of ancillary products and services to customers operating in the regulated medical and recreational cannabis and cannabidiol (“CBD”) industries. These complementary products and services include compliant and custom packaging products; vape hardware; hydrocarbons and solvents; natural products; stainless steel tanks; custom branded anti-counterfeit and authentication labels; hemp trading services; and retail services focused on CBD mass distribution, industry education and compliance.

As a leader in custom and child-resistant packaging, exclusive vape products, and unique product and service offerings, such as our stainless steel tanks, custom branded anti-counterfeit and authentication labels, and hemp trading and retail services, we combine creativity with compliance to provide the right solutions for our customers. The ability to source and deliver almost anything a customer needs makes us a one-stop-shop solutions provider.

Our products primarily consist of bottles, jars, bags, tubes, containers, vape cartridges, vape batteries and accessories, labels and processing supplies, hydrocarbons, solvents, natural products, stainless steel tanks, and custom branded anti-counterfeit and authentication labels. We maintain relationships with a broad range of manufacturers, which enables us to source a plethora of products in a cost-effective manner and to pass such cost savings to our customers. This allows us to offer quick solutions to our customers and ensure that their products will be of superior grade and made with environmentally safe materials. In addition to a complete product line, we have sophisticated labeling and customization capabilities, which allow us to add significant value to our customers’ packaging design processes. Our products are utilized by local urban farmers, green house growers, processors, brand owners, and medical and recreational cannabis dispensaries.

Our services consist of hemp trading, which connects buyers and sellers of hemp commodities, as well as CBD mass distribution services through our internal resources and our partnerships with leading consumer packaged goods (“CPG”) sales agencies. Our retail services division focuses on building distribution networks of compliant hemp-derived CBD brands across conventional and other retail channels, including industry education and compliance initiatives. Our services also include custom branding on packaging products, which allows our customers to turn their packaging into an effective marketing tool.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the activity of the Company and its wholly-owned subsidiaries and have been prepared in accordance with GAAP for interim financial information pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included in the condensed consolidated financial statements for the interim periods presented herein, but are not necessarily indicative of operating results to be achieved for full fiscal years or other interim periods. The condensed consolidated balance sheet as of August 31, 2019 was derived from the audited financial statements as of that date but does not include all disclosures as required by GAAP. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended August 31, 2019 and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year then ended and filed with the SEC on November 12, 2019.

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

The Company is subject to a number of risks similar to those of other companies of similar size and with a focus on serving the cannabis and CBD industries, including, the development of certain products, competition, a limited number of suppliers, integration of acquisitions, substantial indebtedness, disruptions in the U.S. and global economy and financial markets, including as a result of COVID-19, government regulations, protection of proprietary rights, and dependence on key individuals. If the Company does not successfully generate additional products and services, or if such products and services are developed but not successfully commercialized, the Company could lose revenue opportunities.

Accounts Receivable

Trade accounts receivable are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus, trade receivables do not bear interest. Trade accounts receivables are periodically evaluated for collectability based on past credit history and their current financial condition. The Company’s allowance for doubtful accounts was $8,342 and $1,058 as of February 29, 2020 and August 31, 2019, respectively. The increase in allowance for doubtful accounts was driven primarily by the deteriorating credit conditions in California exhibited by the Company’s customers in this market, which have significantly impacted the Company’s ability to collect, in part or in full, amounts owed by these customers. The Company’s sales return reserve was $593 and $477 as of February 29, 2020 and August 31, 2019, respectively, and is included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheet.

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. The Company’s inventory consists of finished goods of $26,423 and $43,768 as of February 29, 2020 and August 31, 2019, respectively. The Company also makes prepayments against the future delivery of inventory classified as prepaid inventory. The Company’s prepaid inventory was $7,473 and $7,134 as of February 29, 2020 and August 31, 2019, respectively. The Company regularly reviews inventory and, when appropriate, records a provision for obsolete and excess inventory. The provision is based on actual loss experience and a forecast of product demand compared to its remaining shelf life. As of February 29, 2020, the Company had $14,442 of inventory reserve.

Equity Investment in Xtraction Services

On January 30, 2020, the Company partnered with Xtraction Services Holding Corp (“Xtraction Services”), a provider of equipment leasing solutions to owners and operators of cannabis and hemp companies in the United States in order to provide such solutions to the Company’s network of compliant cannabis and CBD operators. Under the terms of its agreement with Xtraction Services, the Company received 19.9% of the outstanding equity interests of Xtraction Services, on an as-converted basis, in the form of Proportionate Voting Shares (the “XS Shares”). Upon the closing of the transaction, the Company issued 1,653 of its common shares in exchange for 10,600 XS shares of Xtraction Services, the equivalent of 19.9% of Xtraction Services market capitalization on the closing date. On January 30, 2020, the value of shares issued in exchange for equity investment in Xtraction Services was $2,528. The Company’s investment in Xtraction Services is included in “Other assets” on the Company’s condensed consolidated balance sheet.

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

For the three and six months ended February 29, 2020, basic and diluted weighted average shares are the same, as the Company generated a net loss for the period. The computation for the three and six months ended February 29, 2020 does not include 14,553 options and 21,737 warrants, as their inclusion would have an anti-dilutive effect on net loss per share.

For the three and six months ended February 28, 2019, net loss is adjusted for changes in fair value of warrants recorded as a liability (see Note 9 below) and weighted average diluted shares includes dilutive warrants. The computation of diluted net loss per share for the three and six months ended February 28, 2019 does not include 12,003 options and 6,988 warrants, as their inclusion would have an anti-dilutive effect on net loss per share.

Revenue Recognition

The Company markets and sells a wide variety of ancillary products and services to customers operating in the regulated medical and recreational cannabis and CBD industries. These complementary products and services include compliant and custom packaging products; vape hardware; hydrocarbons and solvents; natural products; stainless steel tanks; custom branded anti-counterfeit and authentication labels; hemp trading services; and retail services focused on CBD mass distribution, industry education and compliance.

In accordance with ASC 606, Revenue from Contracts with Customers, the Company applies the following steps to recognize revenue for the sale of products that reflects the consideration to which the Company expects to be entitled to receive in exchange for the promised goods:

●	Identify the contract with a customer.

●	Identify the performance obligations in the contract.

●	Determine the transaction price.

●	Allocate the transaction price to the performance obligations in the contract.

●	Recognize revenue when the Company satisfies a performance obligation.

Advertising

The Company conducts advertising for the promotion of its products and services. In accordance with ASC subtopic 720-35-25 (“ASC 720”), advertising costs are charged to expense when incurred. Advertising costs were $96 and $285 for the three months ended February 29, 2020 and February 28, 2019, respectively. Advertising costs were $178 and $778 for the six months ended February 29, 2020 and February 28, 2019, respectively.

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

In December 2019, the FASB Issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting of Income Taxes”, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating this guidance to determine its impact it may have on its financial statements.

In January 2020, the FASB issued ASU 2020-01, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is evaluating the potential impact of adoption of this standard on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the condensed consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 2 - CONCENTRATIONS OF RISK

Supplier Concentrations

The Company purchases inventory from various suppliers and manufacturers. For the six months ended February 29, 2020 and February 28, 2019, the Company had one vendor which accounted for approximately 33% and 37%, respectively, of total inventory purchases. As of February 29, 2020, there were two vendors in the aggregate that represented approximately 26% of accounts payable. As of February 28, 2019, there was one vendor that represented approximately 10% of accounts payable.

Customer Concentrations

During the six months ended February 29, 2020, no customer represented over 10% of the Company’s revenue. For the six months ended February 28, 2019, the Company had one customer that represented approximately 10% of the Company’s revenues. As of February 29, 2020, there were four customers in the aggregate that represented approximately 70% of accounts receivable. As of February 28, 2019, there was one customer that represented 21% of accounts receivable.

NOTE 3 – RELATED-PARTY TRANSACTIONS

The Company sells certain products and supplies to two related parties. Sales recognized during the three months ended February 29, 2020 and February 28, 2019 from the related parties totaled $320 and $49, respectively. Sales recognized during the six months ended February 29, 2020 and February 28, 2019 from the related parties totaled $1,186 and $59, respectively. Total accounts receivable from related parties was $1,207 and $465 as of February 29, 2020 and August 31, 2019, respectively. Further, the Company rents certain warehouse equipment from a related party. During the three months ended February 29, 2020 and February 28, 2019, total purchases of $74 and $94, respectively, were made from the related party. During the six months ended February 29, 2020 and February 28, 2019, total purchases of $231 and $98, respectively, were made from the related party.

NOTE 4 - PROPERTY AND EQUIPMENT

The major classes of fixed assets consist of the following:

	February 29,	August 31,
	2020	2019
Machinery and equipment	$5,352	$4,430
Vehicles	540	603
Office Equipment	3,253	3,232
Leasehold improvements	1,589	3,296
Construction in progress	1,054	1,930
	11,784	13,491
Accumulated Depreciation	(2,394)	(2,437)
	$9,390	$11,054

Depreciation expense was $834 and $303 for the three months ended February 29, 2020 and February 28, 2019, respectively. Depreciation expense was $1,559 and $568 for the six months ended February 29, 2020 and February 28, 2019, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the following:

		As of February 29, 2020			As of August 31, 2019
	Weighted
	Average
	Estimated	Gross			Gross
	Useful	Carrying	Accumulated	Net	Carrying	Accumulated	Net
Description	Life	Value	Amortization	Amount	Value	Amortization	Amount
Trade name	6 years	2,600	(1,228)	1,372	2,600	(1,011)	1,589
Non-compete agreement	4 years	2,370	(1,112)	1,258	2,370	(856)	1,514
		$4,970	$(2,340)	$2,630	$4,970	$(1,867)	$3,103

Amortization expense was $236 and $245 for the three months ended February 29, 2020 and February 28, 2019, respectively. Amortization expense was $473 and $510 for the six months ended February 29, 2020 and February 28, 2019, respectively.

The following table summarizes the remaining estimated amortization of definite-lived intangible assets as of February 29, 2020:

For the year ended August 31,
2020 (remaining six months)	$474
2021	881
2022	747
2023	528
$2,630

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	February 29,	August 31,
	2020	2019
Customer deposits	$3,812	$2,992
Accrued compensation	3,742	3,485
Sales tax payable	757	1,047
Lease liability	1,952	—
Other accrued expenses	5,475	1,936
	$15,738	$9,460

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

The adoption of ASC 842 had a material impact on the condensed consolidated balance sheet due to the recognition of Right of Use (“ROU”) assets and lease liabilities. The adoption of this ASC did not have a material impact on the consolidated statement of operations or the consolidated statement of cash flows. The Company did not recognize a material cumulative effect adjustment to the opening balance sheet retained earnings on September 1, 2019. Because the modified retrospective approach was elected, the ASU was not applied to periods prior to adoption and did not have an impact on previously reported results. At adoption, the Company recognized operating lease ROU assets and lease liabilities that reflect the present value of the future payments. As the rate implicit in the lease could not be determined for any of the Company’s leases, an estimated incremental borrowing rate of 10.7%, which reflects the interest rate the Company would pay to borrow funds over a similar term and in a similar economic environment, was used to determine the present value of lease payments. Based on the impact of ASC 842 on the lease population, the Company recorded $7.6 million in lease liabilities and $6.8 million for ROU assets based upon the lease liabilities adjusted for deferred rent. ROU assets are included in “Other assets” and lease liabilities are included in “Accrued expenses and other current liabilities” and “Other non-current liabilities” on the Company’s condensed consolidated balance sheet.

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

Lease Liabilities

Lease liabilities as of February 29, 2020 consist of the following:

Current portion of lease liabilities	$1,952
Long term lease liabilities, net of current portion	5,766
Total lease liabilities	$7,718

Aggregate lease maturities as of February 29, 2020 are as follows:

Year ended August 31,
2020 (remaining six months)	$1,245
2021	2,383
2022	2,306
2023	1,676
2024	787
Thereafter	579
Total minimum lease payments	8,976
Less imputed interest	(1,258)
Total lease liabilities	$7,718

Rent expense was $768 and $1,690, respectively, for the three and six months ended February 29, 2020. At February 29, 2020, the leases had a weighted average remaining lease term of 3.9 years and a weighted average discount rate of 9.6%. Rent expense for the three and six months ended February 28, 2019 was $732 and $1,506, respectively, under ASC 840, the predecessor to ASC 842.

NOTE 8 – DEBT

Monroe Revolving Credit Facility

On August 21, 2019, the Company and its subsidiaries (collectively, the “Borrowers”) entered into a secured asset based Revolving Credit Facility (the “Monroe Revolving Credit Facility”), with an aggregate amount not to exceed $35.0 million outstanding at any time, with Monroe Capital Management Advisors, LLC (“Monroe”), as collateral agent and administrative agent, and the various lenders party thereto. The Monroe Revolving Credit Facility also includes an accordion feature that permits the Company to increase the available revolving commitments under the Monroe Revolving Credit Facility by up to an additional $15.0 million, subject to satisfaction of certain conditions. The Monroe Revolving Credit Facility has a 5-year term which matures on August 21, 2024 and is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries.

The Monroe Revolving Credit Facility contains customary representations and warranties, affirmative and negative covenants, including a financial covenant requiring certain minimum availability, and events of default. As of February 29, 2020, there was no balance outstanding on the facility. As of August 31, 2019, the outstanding balance on the facility was $12.3 million.

The Company incurred closing costs associated with the Monroe Revolving Credit Facility in the amount of $2,602, which were deferred and amortized over the 5-year term of the Monroe Revolving Credit Facility on a straight-line basis. As of February 29, 2020, unamortized debt issuance costs of $2,347 is included in “Other assets.” Interest expense and amortization of debt discount, associated with the Monroe Revolving Credit Facility during the three months ended February 29, 2020 amounted to $159 and $154, respectively. Interest expense and amortization of debt discount, associated with the Monroe Revolving Credit Facility during the six months ended February 29, 2020 amounted to $455 and $308, respectively.

Monroe Warrants

On August 21, 2019, the Company entered into a Subscription Agreement with Monroe, pursuant to which the Company issued to Monroe a Warrant to purchase up to 500 shares of its common stock (the “Monroe Warrant”) at an exercise price of $4.25 per share. The Monroe Warrants have a 5-year term and as such will expire on August 21, 2024. Amortization expense for the three and six months ended February 29, 2020 was $50 and $99, respectively.

Long-term Debt

On April 29, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”), pursuant to which the Company issued and sold a senior note (the “Original Note”) to the Investor in a private placement offering in the aggregate principal amount of $21.3 million with an original issue discount of $1.3 million, and received net proceeds of $20.0 million. The Original Note was a senior unsecured obligation, and unless earlier redeemed, was scheduled to mature on October 30, 2020. The Original Note did not bear interest, except upon the occurrence of an event of default.

On August 21, 2019, the Company entered into an exchange agreement (the “Exchange Agreement”) with the Investor in order to amend and waive certain provisions of the Purchase Agreement and the Original Note and to exchange the Original Note for (i) a new senior note (the “New Senior Note”) for the same aggregate principal amount as the Original Note and (ii) a warrant to purchase up to 650 shares of its common stock at an exercise price of $4.25. The warrant has an expiration date of August 21, 2024 and has not been exercised as of February 29, 2020. As of August 21, 2019, the warrants were reclassified from a derivative liability to equity with a corresponding adjustment to additional paid-in capital.

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

On November 8, 2019, the Company entered into a Second Exchange Agreement (“Second Exchange Agreement”) with the Investor, pursuant to which the Company amended the New Senior Note (as amended, the “Amended Senior Note”). Pursuant to the terms of the Amended Senior Note, the maturity date of the Amended Senior Note was extended to April 29, 2021 and the aggregate principal amount of the Amended Senior Note was increased to approximately $24.0 million and the original issue discount was increased to $1.5 million. Upon maturity, the Company must pay the Investor an amount in cash representing 120% of all outstanding principal, less original issue discount, plus any accrued and unpaid interest and accrued and unpaid late charges. Similar to the terms of the Original Note, the Amended Senior Note will not bear interest, except upon the occurrence of an event of default.

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

The estimated fair value of the outstanding warrant liabilities was $849 and $5,444 as of February 29, 2020 and August 31, 2019, respectively.

Increases or decreases in fair value of the warrant liability are included as a component of “Other expense” in the accompanying condensed consolidated statements of operations for the respective period. The changes to the liability for warrants resulted in a decrease of $1,390 and $4,595 in warrant liability and a corresponding gain for the three and six months ended February 29, 2020, respectively. The changes to the liability for warrants resulted in a decrease of $1,271 and $1,055 in warrant liability and a corresponding gain for the three and six months ended February 28, 2019, respectively.

The estimated fair value of the warrants was computed as of February 29, 2020 using the Black Scholes model with the following assumptions: stock price of $1.07, volatility of 83.1%, risk-free rate of 0.86%, annual dividend yield of 0% and expected life of 3.3 years.

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

The Company accounts for its investment in Smoke Cartel, Inc. (“Smoke Cartel”) at fair value. On September 21, 2018, Smoke Cartel and the Company entered into an agreement to sell the RUB web domain and inventory related to this product line and in exchange, received 1,410 shares of Smoke Cartel common stock. The fair value of the Company’s investment as of August 31, 2019 and February 29, 2020 was based upon the closing stock price of Smoke Cartel. The investment was classified as a Level 2 financial instrument.

The Company accounts for its investment in Xtraction Services at fair value. The fair value of the Company’s investment at February 29, 2020 was based upon the closing stock price of Xtraction Services. The investment was classified as a Level 1 financial instrument.

In connection with the Company’s registered direct offering in June 2018, the Company issued warrants to purchase shares of its common stock, which are accounted for as a warrant liability (see Note 9 above.) The estimated fair value of the liability is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

The estimated fair value of the contingent consideration related to the Company’s business combinations is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

The following table details the fair value measurement within the fair value hierarchy of the Company’s financial instruments, which includes the Level 2 assets and the Level 3 liabilities:

	Fair Value at February 29, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Equity investment	$2,028	$1,923	$105	$—

Liabilities:
Warrant liability	$849	$—	$—	$849

	Fair Value at August 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Equity investment	$592	$—	$592	$—

Liabilities:
Warrant liability	$5,444	$—	$—	$5,444

The following table reflects the activity for the Company’s warrant liability for the June 2018 registered offering measured at fair value using Level 3 inputs:

Warrant Liability
As of August 31, 2019	$5,444
Adjustments to estimated fair value	(3,204)
As of November 30, 2019	$2,240
Adjustments to estimated fair value	(1,391)
As of February 29, 2020	$849

Warrant Liability
As of August 31, 2018	$14,430
Adjustments to estimated fair value	216
As of November 30, 2018	$14,646
Adjustments to estimated fair value	(1,271)
As of February 28, 2019	$13,375

The following table reflects the activity for the Company’s contingent acquisition liabilities measured at fair value using Level 3 inputs:

Contingent Consideration Payable
As of August 31, 2018	$5,488
Change in fair value	394
As of November 30, 2018	$5,882
Change in fair value	(5,602)
Cash payments	(140)
Settled in shares- Hybrid	(140)
As of February 28, 2019	$-

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s authorized preferred stock is 10,000 shares with a par value of $0.001. As of February 29, 2020, and August 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company’s authorized common stock is 265,000 shares with a par value of $0.001. As of February 29, 2020, and August 31, 2019, there were 119,118 and 90,041 shares issued and outstanding, respectively.

On September 26, 2019, the Company entered into purchase agreements with certain accredited investors pursuant to which the Company issued and sold an aggregate of 17,198 units (“Units”), with each unit consisting of one share of its common stock and a warrant to purchase half a share of common stock in a registered direct offering (the “September 2019 Offering”). The purchase price for a unit was $1.75. The closing of the September 2019 Offering occurred on September 30, 2019 and resulted in aggregate gross proceeds of approximately $30.1 million. The aggregate net proceeds from the September 2019 Offering, after deducting the placement agent fees and other offering expenses, was approximately $27.4 million. Subject to certain ownership limitations, the warrants were immediately exercisable at an exercise price equal to $2.25 per share of Common Stock. The warrants are exercisable for five years from the date of issuance.

On February 6, 2020, the Company entered into purchase agreements with certain accredited investors pursuant to which the Company issued and sold an aggregate of 10,000 units, with each unit consisting of one share of its common stock and a warrant to purchase half a share of common stock in a registered direct offering (the “February 2020 Offering”). The purchase price for a unit was $1.60. The closing of the February 2020 Offering occurred on February 10, 2020 and resulted in aggregate gross proceeds of approximately $16.0 million. The aggregate net proceeds from the February 2020 Offering, after deducting the placement agent fees and other offering expenses, was approximately $14.6 million. Subject to certain ownership limitations, the warrants were immediately exercisable at an exercise price equal to $2.00 per share of Common Stock. The warrants are exercisable for five years from the date of issuance.

Share-based Compensation

The Company recorded total stock-based compensation expense of $3,427 and $4,725 for the three months ended February 29, 2020 and February 28, 2019, respectively, and $8,089 and $6,534 for the six months ended February 29, 2020 and February 28, 2019, respectively, in connection with the issuance of shares of common stock and options to purchase common stock. Stock-based compensation expense is included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

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

Stock Incentive Plan

The Company’s 2016 Stock Incentive Plan (the “Plan”) was adopted on February 9, 2016. The Plan authorizes the issuance of up to 18,000 shares of common stock in the form of stock-based awards to the Company’s employees and directors. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant and have 10-year contractual terms. The option awards generally vest over three years subject to the recipient’s continuous service.

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

The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the six months ended February 29, 2020 and February 28, 2019:

	Six Months Ended
	February 29, 2020	February 28, 2019
Expected term in years	5.3 – 5.9	3.0
Expected volatility	64% – 87%	72% – 87%
Risk-free interest rate	1.4% – 1.7%	2.4% – 3.0%
Expected dividend yield	0.0%	0.0%

The expected term is based on management judgement and reflects expected exercise patterns. The expected volatility is based on management’s analysis of historical volatility. The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected term of the related option at the time of the grant. While the Company believes these estimates are reasonable, the compensation expense recorded would increase if the expected life was increased, a higher expected volatility was used, or if the expected dividend yield increased.

The following table summarizes the stock option activity during the six months ended February 29, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
Balance Outstanding, August 31, 2019	14,761	$4.89	9.0	$3,192
Granted	2,867	2.50
Exercised	(9)	2.06		$14
Forfeited	(3,066)	4.79
Balance Outstanding, February 29, 2020	14,553	$4.44	8.6	$6
Vested and expected to vest at February 29, 2020	12,831	4.45	8.6	$6
Exercisable, February 29, 2020	6,728	$4.47	8.2	$6

Stock compensation expense related to stock options was $5,845 and $3,452 for the six months ended February 29, 2020 and February 28, 2019, respectively. The weighted-average grant-date fair value of options granted during the six months ended February 29, 2020 and February 28, 2019, was $1.48 and $3.07, respectively.

As of February 29, 2020, there was $19,565 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The expense is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock and Restricted Stock Units

During the six months ended February 29, 2020, the Company awarded 180 shares of restricted stock to consultants in exchange for $296 of services rendered.

During the six months ended February 28, 2019, the Company issued 130 shares of restricted stock to consultants in exchange for $33 of services rendered and $738 of prepaid services, for a total of $771. The prepaid services are included in prepaid expenses on the condensed consolidated balance sheet as of February 28, 2019.

Stock-based compensation expense related to restricted stock awards was $2,206 and $2,720, respectively, for the six months ended February 29, 2020 and February 28, 2019.

During the six months ended February 29, 2020, the Company awarded 174 shares of restricted stock units to directors for serving on the board of directors.

As of February 29, 2020, $824 of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted average period of 1.3 years.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Other Commitments

In the ordinary course of business, the Company may enter into contractual purchase obligations and other agreements that are legally binding and specify certain minimum payment terms. The Company had no such agreements as of February 29, 2020.

Litigation

The Company may be subject to legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

During fiscal 2019, lawsuits were filed in California federal and state court by various purported shareholders against, the Company, each of the current members of the Company’s Board of Directors, and certain of the Company’s current and former officers, alleging, among other things, federal securities law violations and/or related breaches of fiduciary duties in connection with the Company’s April 2019 restatement of certain prior period financial statements. In general, the lawsuits assert the same or similar allegations, including that the defendants artificially inflated the Company’s securities prices by knowingly making materially false and misleading statements and omissions to the investing public about the Company’s financial statements, business, operations, management, and internal controls.

May v. KushCo Holdings, Inc., et al. Filed April 30, 2019. Case No. 8:19-cv-00798-JLS-KES, U.S. District Court for the Central District of California. This putative shareholder class action against the Company and certain of its current and former officers alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and seeks unspecified compensatory damages and other relief on behalf of a class of purchasers of the Company’s securities between July 13, 2017 and April 9, 2019, inclusive. In September 2019, the Court appointed co-lead plaintiffs and co-lead counsel for the plaintiffs. The lead plaintiffs’ amended complaint was filed in November 2019. In February 2020, the Company moved to dismiss the amended complaint. The Company intends to vigorously defend itself against these claims.

Salsberg v. Kovacevich, et al. Filed May 24, 2019. Case No. 8:19-cv-00998-JLS-KES, U.S. District Court for the Central District of California and Neysmith v. Baum, et al. Filed May 31, 2019. Case No. 8:19-cv-01070-JLS-KES, U.S. District Court for the Central District of California. This purported shareholder derivative action against certain current and former directors and officers alleges, among other things, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The Company is named as a nominal defendant and the plaintiff seeks, among other things, corporate governance reforms, and disgorgement of profits, benefits, and compensation obtained by the defendants from the alleged conduct, to be paid to the Company. In September 2019, the Court consolidated these cases. In December 2019, the Court ordered a stay of this action pursuant to a stipulation of the parties.

Savage v. Kovacevich, et al. Filed June 14, 2019. Case No. 30-2019-01077191-CU-MC-NJC, Superior Court of California, County of Orange. This purported shareholder derivative action against certain current and former directors and officers alleges, among other things, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The Company is named as a nominal defendant and the plaintiff seeks, among other things, corporate governance reforms, and unspecified damages and restitution from the defendants, to be paid to the Company. In August 2019, the Court ordered a stay of this action pursuant to a stipulation of the parties.

NOTE 13 – RESTRUCTURING CHARGES

During the second quarter of fiscal 2020, the Company adopted a comprehensive strategic plan (the “2020 Plan”) to more effectively execute the Company’s strategy of focusing its resources on more established, financially stable, and creditworthy customers (namely multi-state operators, licensed producers, and leading brands). In connection with the 2020 Plan, the Company began implementing a restructuring process that seeks to rationalize all aspects of its operations by, among other things, significantly reducing its overhead, implementing tighter expense controls, consolidating its warehouses, reducing its inventory, and drastically altering its sales strategy to focus more on these customers. The Company believes that this strategic shift and associated restructuring should result in a better forecast of demand, reduction of inventory and warehouse space, improved collections and cash flow, and potential revenue upside from these customers’ continued expansion and consolidation in the marketplace.

The Company has completed, or is in the process of completing, the following restructuring activities in connection with the 2020 Plan:

•	Severance: The Company is in the process of implementing a more efficient and automated approach to serving a smaller more targeted group of customers, which will require substantially fewer dedicated sales representatives, project managers, warehouse personnel, and other related personnel. As part of this process, the Company determined that certain positions at the Company were no longer essential to the execution of the Company’s strategy going forward. As a result, the Company underwent reductions in force to right-size and better align its workforce with this new strategy. During the second quarter of fiscal 2020, the Company terminated 28 employees, and incurred $379 in severance-related restructuring costs. In March 2020, the Company terminated 49 employees, and incurred $400 in severance-related restructuring costs.

•	Facility-Related Lease Termination Costs: As a result of the Company’s decision to discontinue nearly all of its stock inventory, the Company determined that it no longer needs the vast majority of its current warehouse space, and is currently in the process of negotiating with its landlords to terminate and exit the impacted warehouses. In March 2020, the Company vacated its Las Vegas, Nevada facility, and is planning to vacate additional facilities throughout the remainder of fiscal 2020 in order to consolidate its warehouse footprint.

Asset Impairment: With the Company’s planned facility closures, the Company has determined that the fair value of its fixed assets at these closing facilities is now below their carrying value, and that an impairment has occurred. The Company also determined that its product molds and tooling are no longer necessary assets, given its shift to focus exclusively on custom and best-selling stock inventory, creating an additional need for impairment. As a result, the Company recognized a total impairment charge related of approximately $3.9 million related to these fixed assets during the second quarter of its fiscal 2020. In addition, because of the Company’s decision to consolidate its warehouses, the Company determined that it will incur impairment charges to its right-of-use (“ROU”) assets. Based on internal calculations, the Company recognized impairment charges related to these assets of $3.0 million during the second quarter of its fiscal 2020.

The Company expects to incur a total of $11.1 million in restructuring charges upon the completion of the plan, which represents the Company’s best estimate as of February 29, 2020. The 2020 Plan is expected to be completed by the end of fiscal 2020. The recognition of restructuring charges requires that the Company make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned reductions of workforce and facility, ROU and asset impairment costs. At the end of each reporting period, the Company will evaluate the remaining accrued balance to ensure that no excess accruals are retained, and the utilization of the provisions are for their intended purpose in accordance with developed plans. The following table reflects the movement of activity of the restructuring reserve for the three months ended February 29, 2020:

	Severance related costs	Facility, ROU and asset impairment	Total
Balance at December 1, 2019	$—	$—	$—
Provisions/Additions	400	6,901	7,301
Utilized/Paid	(400)	(6,901)	(7,301)
Balance at February 29, 2020	$—	$—	$—

Expenses incurred under the 2020 Plan during the three and six months ended February 29, 2020 are included within “Restructuring costs” in the Condensed Consolidated Statements of Operations.

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

Overview

We specialize in marketing and selling complementary products and services to customers operating in the regulated medical and recreational cannabis, hemp and CBD industries. These products and services include compliant and custom packaging products; vape hardware; hydrocarbons and solvents; natural products; stainless steel tanks; custom branded anti-counterfeit and authentication labels; hemp trading services; and retail services focused on CBD mass distribution, industry education and compliance. We provide custom branding on packaging products. Our packaging products primarily consist of bottles, bags, tubes and containers. We maintain relationships with a broad range of manufacturers and also have sophisticated in-house labeling and customization capabilities. We sell a wide selection of vaporizer cartridges with a variety of core materials and heating technologies, as well as a wide selection of batteries to match the cartridges. We provide ultra-pure hydrocarbon gases, including isobutene, n-butane, propane, ethanol, pre-mixes, custom blends and other solvents, which are essential in the extraction process. Our services include hemp trading solutions, retail services and custom branding on packaging products.

We believe that we have created one of the largest product libraries in the cannabis and CBD industries, allowing us to be a comprehensive solutions provider to our customers. Our extensive knowledge of the regulatory environment applicable to the cannabis and CBD industries allows us to quickly adapt to our customers’ packaging requirements. We also have the flexibility to introduce new products and services to our vast customer network. We have no supplier “take or pay” arrangements. In addition to these factors, we believe that we offer competitive pricing, prompt deliveries, and excellent customer service. We expect continued growth as we take measures to expand into new markets, invest in our systems and personnel, forge strategic alliances and invest in our own molds and intellectual property.

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

Long-term Debt

On April 29, 2019, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”), pursuant to which we issued and sold a senior note (the “Original Note”) to the Investor in a private placement offering in the aggregate principal amount of $21.3 million with an original issue discount of $1.3 million, and received net proceeds of $20.0 million. The Original Note was a senior unsecured obligation, and unless earlier redeemed, was scheduled to mature on October 30, 2020. The Original Note did not bear interest, except upon the occurrence of an event of default.

On August 21, 2019, we entered into an exchange agreement (the “Exchange Agreement”) with the Investor in order to amend and waive certain provisions of the Purchase Agreement and the Original Note and to exchange the Original Note for (i) a new senior note (the “New Senior Note”) for the same aggregate principal amount as the Original Note and (ii) a warrant to purchase up to 650 shares of our common stock at an exercise price of $4.25. The warrant has an expiration date of August 21, 2024 and has not been exercised as of February 29, 2020. As of August 21, 2019, the warrants were reclassified from a derivative liability to equity with a corresponding adjustment to additional paid-in capital.

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

On November 8, 2019, we entered into a Second Exchange Agreement (“Second Exchange Agreement”) with the Investor, pursuant to which we amended the New Senior Note (as amended, the “Amended Senior Note”). Pursuant to the terms of the Amended Senior Note, the maturity date of the Amended Senior Note was extended to April 29, 2021 and the aggregate principal amount of the Amended Senior Note was increased to approximately $24.0 million and the original issue discount was increased to $1.5 million. Upon maturity, we must pay the Investor an amount in cash representing 120% of all outstanding principal, less original issue discount, plus any accrued and unpaid interest and accrued and unpaid late charges. Similar to the terms of the Original Note, the Amended Senior Note will not bear interest, except upon the occurrence of an event of default.

Results of Operations – Comparison of Three Months Ended February 29, 2020 and February 28, 2019

Revenue

For the three months ended February 29, 2020, our revenue decreased to $30.1 million compared to $35.2 million for the three months ended February 28, 2019, which represents a decrease of $5.1 million, or 14%. The decrease was primarily attributed to lower sales from Vape and natural products and the disruptions linked to the COVID-19 coronavirus resulted in the extension of the Chinese New Year holiday which in turn delayed production and shipment from China.

Gross Profit (Loss)

Gross loss for the three months ended February 29, 2020 was $8.9 million, or negative 30% of revenue, compared to gross profit of $4.5 million, or 13% of revenue, for the three months ended February 28, 2019. The decrease in gross profit percentage is due primarily to an increase of $10.8 million related to inventory write downs as a result of right sizing inventory levels to align with our 2020 Plan, $3.3 million purchase order cancellation charges and lower product sales, partially offset by tariff revenues.

Operating Expenses

Our operating expenses for the three months ended February 29, 2020 increased to $34.5 million, or 114% of total revenue, from $13.2 million, or 37% of total revenue, for the three months ended February 28, 2019. The increase in selling, general and administrative expense is primarily due to restructuring expense by $7.3 million related to severance and asset impairment charges associated with warehouse facilities we plan to close, bad debt of $8.6 million, consulting fees of $0.8 million offset by a decrease in stock base compensation of $0.9 million. For the three months ended February 28, 2019, operating expenses included a gain of $5.6 million related to the change in the fair value of contingent consideration.

Loss from Operations

Loss from operations for the three months ended February 29, 2020 was $43.4 million compared to $8.6 million for the three months ended February 28, 2019. The increase is primarily attributable to inventory write downs related to right sizing inventory levels to align with our new inventory strategy moving forward, restructuring charges related to severance and asset impairment charges associated with warehouse facilities we plan to close, purchase order cancellation charges, bad debt and lower product sales.

Other Income (Expense), net

Other Income (Expense), net for the three months ended February 29, 2020 was expense of $1.0 million compared to expense of $0.3 million for the three months ended February 28, 2019. The increase in other expense is primarily attributable to a $1.1 million increase in interest expense, offset by favorable change in fair value of equity investment by $0.4 million, when compared to the three months ended February 28, 2019.

Net Loss

Loss from operations for the three months ended February 29, 2020 was $44.4 million compared to $8.9 million for the three months ended February 28, 2019. To align with the 2020 Plan, the increase in net loss is primarily attributable to inventory write downs related to right sizing inventory levels. restructuring charges related to, severance and asset impairment charges associated with rationalizing the warehouse footprint, purchase order cancellation charges and bad debt expense. The increase was also attributable to increase in interest expense, compensation cost, stock-based compensation and consulting fees and lower product sales.

Results of Operations – Comparison of Six Months Ended February 29, 2020 and February 28, 2019

Revenue

For the six months ended February 29, 2020, our revenue increased to $65.1 million compared to $60.5 million for the six months ended February 28, 2019, which represents an increase of $4.6 million, or 8%. The increase was primarily attributable to higher tariffs and hemp trading revenues, partially offset by lower sale of natural products and the disruptions linked to the COVID-19 coronavirus resulted in the extension of the Chinese New Year holiday which in turn delayed production and shipment from China.

Gross Profit (Loss)

Gross loss for the six months ended February 29, 2020 was $1.6 million, or negative 3% of revenue, compared to gross profit of $7.8 million, or 13% of revenue, for the six months ended February 28, 2019. The decrease in gross profit percentage is due primarily to an increase of $11.0 million related to inventory write downs as a result of right sizing inventory levels to align with our strategy moving forward, $3.3 million purchase order cancellation charges and lower product sales, partially offset by tariff revenues.

Operating Expenses

Our operating expenses for the six months ended February 29, 2020 increased to $55.6 million, or 85% of total revenue, from $24.9 million, or 41% of total revenue, for the six months ended February 28, 2019. The increase in selling, general and administrative expense is primarily due to bad debt expense of $8.3 million, restructuring expense by $7.3 million related to severance and asset impairment charges associated with warehouse facilities the Company plans to close, compensation cost of $3.5 million, stock based compensation of $1.9 million, consulting fees of $1.6 million, facilities cost of $0.8 million and other selling, general and administrative expense of $0.8 million. For the six months ended February 28, 2019, operating expenses included a gain of $5.6 million related to the change in the fair value of contingent consideration.

Loss from Operations

Loss from operations for the six months ended February 29, 2020 was $57.2 million compared to $17.1 million for the six months ended February 28, 2019. The increase is primarily attributable to inventory write downs related to right sizing inventory levels to align with our new inventory strategy, restructuring charges related to severance and asset impairment charges associated with rationalizing the warehouse footprint as part of the new plan, purchase order cancellation charges, bad debt, increases in compensation cost, stock-based compensation, and consulting fees and lower product sales.

Other Income (Expense), net

Other Income (Expense), net for the six months ended February 29, 2020 was income of $0.3 million compared to expense of $0.4 million for the six months ended February 28, 2019. The income increase is primarily attributable to $3.5 million favorable change in fair value of warrant liability, offset by $2.1 million increase in interest expense, an unfavorable change in fair value of equity investment by $0.5 million.

Net Loss

Loss from operations for the six months ended February 29, 2020 was $56.9 million compared to $17.5 million for the six months ended February 28, 2019. To align with the 2020 Plan, the increase in net loss is primarily attributable to inventory write downs related to right sizing inventory levels. restructuring charges related to, severance and asset impairment charges associated with rationalizing the warehouse footprint, purchase order cancellation charges and bad debt expense. The increase was also attributable to increase in interest expense, compensation cost, stock-based compensation and consulting fees and lower product sales.

Liquidity and Capital Resources

At February 29, 2020 and February 28, 2019, we had cash of $11.4 million and $17.9 million, respectively, and a working capital surplus of $48.1 million and $60.2 million, respectively.

We believe that our level of liquidity sources, which includes available borrowing under our revolving credit facility, cash on hand, funds provided by operations, adoption of the 2020 plan and participation in all available funding programs instituted by various state and federal governments in response to COVID-19 will be adequate to fund our expenditures and working capital requirements for the next 12 months.

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended February 29, 2020 was $18.8 million compared to $34.8 million for the six months ended February 28, 2019. The change is primarily attributed to reduced level of inventory consistent with our efforts to improve our inventory management process.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended February 29, 2020 was $3.5 million compared to $2.9 million for the six months ended February 28, 2019. The increase is primarily attributed to higher levels of equipment purchases, technology investments and leasehold improvements during the current fiscal year.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended February 29, 2020 was $29.7 million compared to $42.2 million for the six months ended February 28, 2019. The decrease is primarily attributed to the $12.3 million in net repayments on our line of credit, compared to $0.6 million in net borrowings in the prior year.

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

Item 4.  Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (who is also the Company’s chairman, secretary and principal executive officer), and our chief financial officer (who is also the Company’s principal financial and accounting officer) to allow for timely decisions regarding required disclosure. Thus, in accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of February 29, 2020 which is the end of the period covered by this Form 10-Q. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, as disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses identified in our internal control over financial reporting, described below.

Moreover, the Company implemented additional internal controls to evaluate future transactions in accordance with ASC 842.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended February 29, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the period covered by this Quarterly Report on Form 10-Q, we have not been able to remediate the material weaknesses described in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019. Our remediation efforts will continue to be implemented throughout our 2020 fiscal year. We believe that the controls that we will be implementing will improve the effectiveness of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the material weakness or determine to supplement or modify certain of the remediation measures described above.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may be subject to legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

During fiscal 2019, lawsuits were filed in California federal and state court by various purported shareholders against, the Company, each of the current members of the Company’s Board of Directors, and certain of our current and former officers, alleging, among other things, federal securities law violations and/or related breaches of fiduciary duties in connection with the Company’s April 2019 restatement of certain prior period financial statements. In general, the lawsuits assert the same or similar allegations, including that the defendants artificially inflated the Company’s securities prices by knowingly making materially false and misleading statements and omissions to the investing public about the Company’s financial statements, business, operations, management, and internal controls.

May v. KushCo Holdings, Inc., et al.  Filed April 30, 2019. Case No. 8:19-cv-00798-JLS-KES, U.S. District Court for the Central District of California.  This putative shareholder class action against the Company and certain of its current and former officers alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and seeks unspecified compensatory damages and other relief on behalf of a class of purchasers of the Company’s securities between July 13, 2017 and April 9, 2019, inclusive. In September 2019, the Court appointed co-lead plaintiffs and co-lead counsel for the plaintiffs. The lead plaintiffs’ amended complaint was filed in November 2019. In February 2020, the Company moved to dismiss the amended complaint. The Company intends to vigorously defend itself against these claims.

Salsberg v. Kovacevich, et al. Filed May 24, 2019. Case No. 8:19-cv-00998-JLS-KES, U.S. District Court for the Central District of California and Neysmith v. Baum, et al. Filed May 31, 2019. Case No. 8:19-cv-01070-JLS-KES, U.S. District Court for the Central District of California. This purported shareholder derivative action against certain current and former directors and officers alleges, among other things, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The Company is named as a nominal defendant and the plaintiff seeks, among other things, corporate governance reforms, and disgorgement of profits, benefits, and compensation obtained by the defendants from the alleged conduct, to be paid to the Company. In September 2019, the Court consolidated these cases.  In December 2019, the Court ordered a stay of this action pursuant to a stipulation of the parties.

Savage v. Kovacevich, et al. Filed June 14, 2019. Case No. 30-2019-01077191-CU-MC-NJC, Superior Court of California, County of Orange. This purported shareholder derivative action against certain current and former directors and officers alleges, among other things, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The Company is named as a nominal defendant and the plaintiff seeks, among other things, corporate governance reforms, and unspecified damages and restitution from the defendants, to be paid to the Company. In August 2019, the Court ordered a stay of this action pursuant to a stipulation of the parties.

Item 1A. Risk Factors.

Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended August 31, 2019, filed with the SEC on November 12, 2019, contains risk factors that could materially and adversely affect our business, financial condition and results of operations. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business. To our knowledge, except as described below, there have been no material changes in the risk factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019.

The spread of the COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration.

The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Many experts predict that the outbreak will trigger a period of global economic slowdown or a global recession. COVID-19 or another pandemic could have material and adverse effects on our ability to successfully operate due to, among other factors:

●	a general decline in business activity, especially as it relates to our customers’ expansion or consolidation activities;

●	the potential that certain state, province, or local jurisdictions do not consider medical or recreational cannabis stores or dispensaries to be “essential” during a stay-at-home order or other similar mandate, and thus requiring these retail outlets to temporarily shut down or materially adjust their operations in a manner that could be determinantal to our business;

●	the destabilization of the markets could negatively impact our customer growth and access to capital, along with our customers’ ability to make payments for their purchase orders;

●	our difficulty accessing the capital and credit markets on favorable terms, or at all, and a severe disruption and instability in the global financial markets, or deteriorations in credit and financing conditions which could affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis;

●	the potential negative impact on the health of our personnel, or the personnel of our customers, vendors, and partners, especially if a significant number of them are impacted;

●	a deterioration in our ability to ensure business continuity during a disruption;

●	a material disruption in our supply chain, which could significantly affect our ability to source products from vendors on a timely basis or on favorable terms;

●	a potential inability to execute against the 2020 Plan as desired or planned, including consolidating our warehouse footprint in a timely and favorable manner, or at all;.

●	the potential inability to collect and use judicial proceedings for customer accounts receivables in a timely manner.

The rapid development and fluidity of this situation makes it nearly impossible to predict the ultimate adverse impact of COVID-19 on our business and operations. Nevertheless, COVID-19 presents material uncertainty which could adversely affect our results of operations, financial condition and cash flows. The Company continues to assess the potential impact of COVID-19, which remains uncertain at this time.

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

Exhibit Number	Description of Exhibit

4.1	Form of Warrant, dated February 6, 2020 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-55418) filed February 10, 2020)

10.1	Form of Securities Purchase Agreement dated February 6, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55418) filed February 10, 2020)

10.2	Placement Agency Agreement dated as of February 6, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-55418) filed February 10, 2020)

31.1*	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 9, 2020	By:	/s/ Nicholas Kovacevich
Nicholas Kovacevich
Chairman and Chief Executive Officer (principal executive officer)

Date: April 9, 2020	By:	/s/ Christopher Tedford
Christopher Tedford
Chief Financial Officer (principal financial and accounting officer)