Form 10-Q
period 2020-05-31
KushCo Holdings, Inc.
filed 2020-07-09
CIK 1604627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2020
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
Yes ☐ No ☒
The number of outstanding shares of the Registrant’s common stock as of July 7, 2020 was 125,576,568 shares.

KUSHCO HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2020

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
KUSHCO HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Amounts in thousands)
(Unaudited)

	May 31, 2020	August 31, 2019
ASSETS
Current assets:
Cash	$11,088	$3,944
Accounts receivable, net	11,162	25,972
Inventory, net	24,048	43,768
Prepaid expenses and other current assets	15,655	12,209
Total current assets	61,953	85,893

Goodwill	52,267	52,267
Intangible assets, net	2,393	3,103
Property and equipment, net	9,296	11,054
Other assets	9,759	6,917
Total Assets	$135,668	$159,234
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, net	$5,497	$10,907
Customer deposits	4,217	2,992
Accrued expenses and other current liabilities	10,424	6,468
Line of credit	—	12,261
Total current liabilities	20,138	32,628

Long-term liabilities:
Notes payable	24,084	18,975
Warrant liability	2,009	5,444
Other non-current liabilities	4,562	833
Total long-term liabilities	30,655	25,252
Total liabilities	50,793	57,880

Commitments and contingencies (Note 12)

Stockholders' equity
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 265,000 shares authorized, 119,933 and 90,041 shares issued and outstanding, respectively	120	90
Additional paid-in capital	218,117	164,258
Accumulated deficit	(133,362)	(62,994)
Total stockholders' equity	84,875	101,354
Total liabilities and stockholders' equity	$135,668	$159,234
The accompanying notes are an integral part of the condensed consolidated financial statements.

KUSHCO HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Net revenue	$22,264	$41,486	$87,369	$101,982
Cost of goods sold	19,892	34,090	86,634	86,834
Gross profit	2,372	7,396	735	15,148

Operating expenses:
Selling, general and administrative	12,719	20,719	60,977	52,032
Gain on disposition of assets	—	—	—	(1,254)
Change in fair value of contingent consideration	—	2,961	—	(2,247)
Restructuring costs	952	—	8,253	—
Total operating expenses	13,671	23,680	69,230	48,531
Loss from operations	(11,299)	(16,284)	(68,495)	(33,383)

Other income (expense):
Change in fair value of warrant liability	(1,160)	6,254	3,435	7,309
Change in fair value of equity investment	(9)	(71)	(1,100)	(663)
Interest expense	(1,487)	(474)	(4,594)	(1,452)
Other income (expense), net	468	(10)	386	110
Total other income (expense)	(2,188)	5,699	(1,873)	5,304
Loss before income taxes	(13,487)	(10,585)	(70,368)	(28,079)
Income tax expense	—	(13)	—	(13)
Net loss	$(13,487)	$(10,598)	$(70,368)	$(28,092)

Net loss per share:
Basic net loss per common share	$(0.11)	$(0.12)	$(0.64)	$(0.34)
Diluted net loss per common share	$(0.11)	$(0.19)	$(0.64)	$(0.42)

Basic weighted average number of common shares outstanding	119,574	88,286	110,440	83,338
Diluted weighted average number of common shares outstanding	119,574	88,377	110,440	83,535
The accompanying notes are an integral part of the condensed consolidated financial statements.

KUSHCO HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Amount
Balances at August 31, 2019	90,041	$90	$164,258	$(62,994)	$101,354
Stock-based compensation	99	—	3,189	—	3,189
Stock sold to investors, net of offering costs	17,198	17	27,362	—	27,379
Stock issued for acquisitions	23	—	—	—	—
Net loss	—	—	—	(12,506)	(12,506)
Balances at November 30, 2019	107,361	$107	$194,809	$(75,500)	$119,416
Stock-based compensation	89	—	3,141	—	3,141
Issuance of restricted stocks	15	—	—	—	—
Stock sold to investors	10,000	10	14,706	—	14,716
Stock issued for equity investment	1,653	2	2,526	—	2,528
Net loss	—	—	—	(44,375)	(44,375)
Balances at February 29, 2020	119,118	$119	$215,182	$(119,875)	$95,426
Stock-based compensation	353	—	2,936	—	2,936
Issuance of restricted stocks	462	1	(1)	—	—
Net loss	—	—	—	(13,487)	(13,487)
Balances at May 31, 2020	119,933	$120	$218,117	$(133,362)	$84,875

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Amount
Balances at August 31, 2018	78,273	$78	$104,918	$(23,358)	$81,638
Stock option exercises	281	1	41	—	42
Stock-based compensation	5	—	2,297	—	2,297
Net loss	—	—	—	(8,579)	(8,579)
Balances at November 30, 2018	78,559	$79	$107,256	$(31,937)	$75,398
Stock option exercises	89	—	—	—	—
Stock-based compensation	125	—	3,178	—	3,178
Stock sold to investors, net of offering costs	9,077	9	41,584	—	41,593
Stock issued for acquisition of Hybrid	162	—	140	—	140
Net loss	—	—	—	(8,915)	(8,915)
Balances at February 28, 2019	88,012	$88	$152,158	$(40,852)	$111,394
Stock option exercises	—	—	—	—	—
Stock-based compensation	328	1	2,740	—	2,741
Stock issued for acquisition of Hybrid	500	—	—	—	—
Net loss	—	—	—	(10,598)	(10,598)
Balances at May 31, 2019	88,840	$89	$154,898	$(51,450)	$103,537
The accompanying notes are an integral part of the condensed consolidated financial statements.

KUSHCO HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended
	May 31, 2020	May 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(70,368)	$(28,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,259	1,711
Amortization of debt discount	3,902	—
Provision for bad debt	10,421	2,313
Provision for sales returns	30	540
Inventory obsolescence	2,218	—
Provision for inventory reserve	14,619	2,133
Loss (gain) on disposal of assets	26	(1,254)
Gain on termination of leases	(798)	—
Impairment of assets	6,895	—
Change in fair value of equity investment	1,100	663
Stock compensation expense	11,074	8,839
Change in fair value of warrant liability	(3,435)	(7,309)
Change in fair value of contingent consideration	—	(2,247)
Changes in operating assets and liabilities:
Accounts receivable	6,854	(8,756)
Inventory	5,101	(43,446)
Prepaid expenses and other current assets	(7,854)	(1,632)
Other non-current assets	498	(706)
Accounts payable	(5,813)	13,278
Customer deposits	1,225	2,253
Accrued expenses and other current liabilities	1,600	4,232
Other non-current liabilities	(752)	—
Net cash used in operating activities	(20,198)	(57,480)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment, and intangibles	(4,317)	(5,420)
Net cash used in investing activities	(4,317)	(5,420)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of capital leases	(86)	(105)
Proceeds from notes payable	1,900	19,935
Proceeds from stock option exercises	—	42
Proceeds from issuance of common stock	42,095	41,593
Proceeds from line of credit	76,325	94,808
Repayments on line of credit	(88,575)	(94,610)
Net cash provided by financing activities	31,659	61,663
NET INCREASE (DECREASE) IN CASH	7,144	(1,237)
CASH AT BEGINNING OF YEAR	3,944	13,467
CASH AT END OF YEAR	$11,088	$12,230

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$624	$959
NON-CASH INVESTING AND FINANCING ACTIVITIES
Services prepaid for in common stock	$646	$1,277
Accrued and unpaid amounts for purchase of property & equipment	$403	$356
Stock issuance for acquisition of Hybrid	$—	$141
Shares issued in exchange for equity investment in Xtraction Services	$2,528	$—
Fair value of shares received from sale of assets	$—	$1,791
The accompanying notes are an integral part of the condensed consolidated financial statements.

KUSHCO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
(Unaudited)
NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the activity of KushCo Holdings, Inc. (the “Company”) and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included in the condensed consolidated financial statements for the interim periods presented herein, but are not necessarily indicative of operating results to be achieved for full fiscal years or other interim periods. The condensed consolidated balance sheet as of August 31, 2019 was derived from the audited financial statements as of that date but does not include all disclosures as required by GAAP. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended August 31, 2019 and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year then ended and filed with the SEC on November 12, 2019.
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
Significant estimates relied upon in preparing these condensed consolidated financial statements include revenue recognition, accounts receivable reserves, inventory and related reserves, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to record impairment charges related to intangible assets and goodwill, amortization periods, accrued expenses, stock-based compensation expenses, and recoverability of the Company’s net deferred tax assets and any related valuation allowance.
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
Accounts Receivable
Trade accounts receivable are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus, trade receivables do not bear interest. Trade accounts receivables are periodically evaluated for collectability based on the customer's past credit history and current financial condition. The Company’s net accounts receivable balance was $11,162 and $25,972 as of May 31, 2020 and August 31, 2019, respectively. The Company’s allowance for doubtful accounts was $3,660 and $1,058 as of May 31, 2020 and August 31, 2019, respectively. The increase in allowance for doubtful accounts was driven primarily by the deteriorating credit conditions in California exhibited by the Company’s customers in this market, which have significantly impacted the Company’s ability to collect, in part or in full, amounts owed by these customers. The Company’s sales return reserve was $506 and $477 as of May 31, 2020 and August 31, 2019, respectively, and is included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheet.
Inventory
Inventories are stated at the lower of cost or net realizable value using the average cost method. The Company’s inventory consists of finished goods of $24,048 and $43,768 as of May 31, 2020 and August 31, 2019, respectively. The Company also makes prepayments against the future delivery of inventory classified as prepaid inventory. The Company’s prepaid inventory was $8,429 and $7,134 as of May 31, 2020 and August 31, 2019, respectively. The Company regularly reviews inventory and, when appropriate, records a provision for obsolete and excess inventory. The provision is based on actual loss experience and a forecast of product demand compared to its remaining shelf life. As of May 31, 2020, the Company had $11,285 of inventory reserve. As of August 31, 2019, the Company had $2,640 of inventory reserve.
Equity Investment

On January 30, 2020, the Company partnered with Xtraction Services Holding Corp (“Xtraction Services”), a provider of equipment leasing solutions to owners and operators of cannabis and hemp companies in the United States in order to provide such solutions to the Company’s network of regulated cannabis and cannabidiol (“CBD”) operators. The Company’s Chief Financial Officer, Stephen Christoffersen, has served on the board of directors for Xtraction Services since May 2019. Under the terms of its agreement with Xtraction Services, upon the closing of the transaction, the Company issued 1,653 of its common shares in exchange for 10,600 proportionate voting shares (the “XS Shares”) of Xtraction Services, the equivalent of 19.9% of Xtraction Services' market capitalization on the closing date. On January 30, 2020, the value of the Company's shares issued in exchange for the equity investment in Xtraction Services was $2,528. The Company’s investment in Xtraction Services is included in “Other assets” on the Company’s condensed consolidated balance sheet.
Net Loss Per Share
The Company computes earnings per share under Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share (“ASC 260”). Basic net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the sum of (a) the weighted average number of shares of common stock outstanding during the period and (b) the potentially dilutive securities outstanding during the period. Stock options are potentially dilutive securities; and the number of dilutive options is computed using the treasury stock method.
For the three and nine months ended May 31, 2020, basic and diluted weighted average shares are the same, as the Company generated a net loss for the period. The computation for the three and nine months ended May 31, 2020 does not include 11,368 options and 21,737 warrants, as their inclusion would have an anti-dilutive effect on net loss per share.
For the three and nine months ended May 31, 2019, net loss is adjusted for changes in fair value of warrants recorded as a liability (see Note 9 below) and weighted average diluted shares includes dilutive warrants. The computation of diluted net loss per share for the three and nine months ended May 31, 2019 does not include 12,662 options and 6,988 warrants, as their inclusion would have an anti-dilutive effect on net loss per share.
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
In accordance with ASC 606, Revenue from Contracts with Customers, the Company applies the following steps to recognize revenue for the sale of products that reflects the consideration to which the Company expects to be entitled to receive in exchange for the promised goods:
•Identify the contract with a customer.
•Identify the performance obligations in the contract.
•Determine the transaction price.
•Allocate the transaction price to the performance obligations in the contract.
•Recognize revenue when the Company satisfies a performance obligation.
Advertising
The Company conducts advertising for the promotion of its products and services. In accordance with ASC subtopic 720-35-25 (“ASC 720”), advertising costs are charged to expense when incurred. Advertising costs were $21 and $207 for the three months ended May 31, 2020 and May 31, 2019, respectively. Advertising costs were $199 and $877 for the nine months ended May 31, 2020 and May 31, 2019, respectively.
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
In January 2020, the FASB issued ASU 2020-1, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-1made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is evaluating the potential impact of adoption of this standard on its consolidated financial statements.
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
Update on COVID-19

On March 11, 2020, the World Health Organization ("WHO") recognized COVID-19 as a global pandemic, prompting many national, regional, and local governments, including in the markets that the Company operates in, to implement preventative or protective measures, such as travel and business restrictions, temporary store closures, and wide-sweeping quarantines and stay-at-home orders. As a result, COVID-19 has significantly curtailed global economic activity, including in the regulated cannabis and CBD industries in which the Company operates.

While the Company is actively working to successfully navigate the financial, operational, and personnel challenges presented by the COVID-19 pandemic, the full extent of the impact of COVID-19 on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which are uncertain, out of our control and cannot be predicted at this time.
NOTE 2 - CONCENTRATIONS OF RISK
Supplier Concentrations
The Company purchases inventory from various suppliers and manufacturers. For the nine months ended May 31, 2020 and May 31, 2019, the Company had one vendor which accounted for approximately 33% and 42%, respectively, of total inventory purchases. As of May 31, 2020, there were two vendors in the aggregate that represented approximately 23% of accounts payable. As of May 31, 2019, there were two vendors that represented approximately 42% of accounts payable.

Customer Concentrations
During the nine months ended May 31, 2020, no customer represented over 10% of the Company’s revenue. For the nine months ended May 31, 2019, the Company had one customer that represented approximately 10% of the Company’s revenues. As of May 31, 2020, there were two customers in aggregate, that represented approximately 47% of accounts receivable. As of May 31, 2019, there was one customer that represented 24% of accounts receivable.
NOTE 3 – RELATED-PARTY TRANSACTIONS
The Company sells certain products and supplies to two related parties. Sales recognized during the three months ended May 31, 2020 and May 31, 2019 from the related parties totaled $113 and $40, respectively. Sales recognized during the nine months ended May 31, 2020 and May 31, 2019 from the related parties totaled $1,299 and $99, respectively. Total accounts receivable from related parties was $755 and $465 as of May 31, 2020 and August 31, 2019, respectively. Further, the Company rents certain warehouse equipment from a related party. No rental payments were made from the related party during the three months ended May 31, 2020. During the three months ended May 31, 2019, total rental payments of $112 were made from the related party. During the nine months ended May 31, 2020 and May 31, 2019, total rental payments of $231 and $210, respectively, were made to the related party.
NOTE 4 - PROPERTY AND EQUIPMENT
The major classes of fixed assets consist of the following:

	May 31, 2020	August 31, 2019
Machinery and equipment	$6,116	$4,430
Vehicles	540	603
Office Equipment	3,395	3,232
Leasehold improvements	1,963	3,296
Construction in progress	661	1,930
	12,675	13,491
Accumulated Depreciation	(3,379)	(2,437)
	$9,296	$11,054
Depreciation expense was $990 and $397 for the three months ended May 31, 2020 and May 31, 2019, respectively. Depreciation expense was $2,549 and $965 for the nine months ended May 31, 2020 and May 31, 2019, respectively.
NOTE 5 – INTANGIBLE ASSETS
Intangible assets consist of the following:

		As of May 31, 2020			As of August 31, 2019
Description	Weighted Average Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Amount	Gross Carrying Value	Accumulated Amortization	Net Amount
Trade name	6 years	2,600	(1,336)	1,264	2,600	(1,011)	1,589
Non-compete agreement	4 years	2,370	(1,241)	1,129	2,370	(856)	1,514
		$4,970	$(2,577)	$2,393	$4,970	$(1,867)	$3,103
Amortization expense was $237 for the three months ended May 31, 2020 and 2019. Amortization expense was $710 and $746 for the nine months ended May 31, 2020 and May 31, 2019, respectively.

The following table summarizes the remaining estimated amortization of definite-lived intangible assets as of May 31, 2020:

For the year ended August 31,
2020 (remaining three months)	$237
2021	881
2022	747
2023	528
$2,393
NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	May 31, 2020	August 31, 2019
Accrued compensation	2,532	3,485
Sales tax payable	745	1,047
Lease liability	1,605	—
Other accrued expenses	5,542	1,936
	$10,424	$6,468
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

Lease Liabilities
Lease liabilities as of May 31, 2020 consist of the following:

Current portion of lease liabilities	$1,605
Long term lease liabilities, net of current portion	4,562
Total lease liabilities	$6,167
Aggregate lease maturities as of May 31, 2020 are as follows:

Year ended August 31,
2020 (remaining three months)	$647
2021	2,054
2022	1,968
2023	1,362
2024	764
Thereafter	579
Total minimum lease payments	7,374
Less imputed interest	(1,207)
Total lease liabilities	$6,167
Rent expense was $590 and $2,279, respectively, for the three and nine months ended May 31, 2020. At May 31, 2020, the leases had a weighted average remaining lease term of 3.7 years and a weighted average discount rate of 8.5%. Rent expense for the three and nine months ended May 31, 2019 was $720 and $2,226, respectively, under ASC 840, the predecessor to ASC 842.
NOTE 8 – DEBT
Monroe Revolving Credit Facility
On August 21, 2019, the Company and its subsidiaries (collectively, the “Borrowers”) entered into a secured asset based revolving credit facility (the “Monroe Revolving Credit Facility”), with an aggregate amount not to exceed $35.0 million outstanding at any time, with Monroe Capital Management Advisors, LLC (“Monroe”), as collateral agent and administrative agent, and the various lenders party thereto. The Monroe Revolving Credit Facility also includes an accordion feature that permits the Company to increase the available revolving commitments under the Monroe Revolving Credit Facility by up to an additional $15.0 million, subject to satisfaction of certain conditions. The Monroe Revolving Credit Facility has a 5-year term which matures on August 21, 2024 and is secured by a first priority lien on substantially all of the assets of the Borrowers.
The Monroe Revolving Credit Facility contains customary representations and warranties, affirmative and negative covenants, including a financial covenant requiring certain minimum availability, and events of default. As of May 31, 2020, there was no balance outstanding under the facility. As of August 31, 2019, the outstanding balance under the facility was $12.3 million.
The Company incurred closing costs associated with the Monroe Revolving Credit Facility in the amount of $2,602, which were deferred and amortized over the 5-year term of the Monroe Revolving Credit Facility on a straight-line basis. As of May 31, 2020, unamortized debt issuance costs of $2,194 are included in “Other assets.” Interest expense and amortization of debt discount, associated with the Monroe Revolving Credit Facility during the three months ended May 31, 2020 amounted to $73 and $154, respectively. Interest expense and amortization of debt discount, associated with the Monroe Revolving Credit Facility during the nine months ended May 31, 2020 amounted to $528 and $461, respectively.
Monroe Warrants
On August 21, 2019, the Company entered into a subscription agreement with Monroe, pursuant to which the Company issued to Monroe a warrant to purchase up to 500 shares of its common stock (the “Monroe Warrant”) at an exercise price of $4.25 per share. The Monroe Warrant has a 5-year term and as such will expire on August 21, 2024. Amortization expense for the three and nine months ended May 31, 2020 was $50 and $148, respectively.

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
On August 21, 2019, the Company entered into an exchange agreement (the “Exchange Agreement”) with the Investor in order to amend and waive certain provisions of the Purchase Agreement and the Original Note and to exchange the Original Note for (i) a new senior note (the “Amended Senior Note”) for the same aggregate principal amount as the Original Note and (ii) a warrant to purchase up to 650 shares of its common stock at an exercise price of $4.25 per share. The warrant has an expiration date of August 21, 2024 and has not been exercised as of May 31, 2020. As of August 21, 2019, the warrant was reclassified from a derivative liability to equity with a corresponding adjustment to additional paid-in capital.
Similar to the terms of the Original Note, the Amended Senior Note was set to mature on October 30, 2020, at which time the Company was to pay the Investor an amount in cash representing 120% of all outstanding principal, less original issue discount, plus any accrued and unpaid interest and accrued and unpaid late charges. Similar to the terms of the Original Note, the Amended Senior Note did not bear interest except upon the occurrence of an event of default.
On November 8, 2019, the Company entered into a Second Exchange Agreement (“Second Exchange Agreement”) with the Investor, pursuant to which the Company amended the Amended Senior Note (as amended, the “Second Amended Senior Note”). Pursuant to the terms of the Second Amended Senior Note, the maturity date of the Second Amended Senior Note was extended to April 29, 2021 and the aggregate principal amount of the Second Amended Senior Note was increased to approximately $24.0 million and the original issue discount was increased to $1.5 million. Upon maturity, the Company was to pay the Investor an amount in cash representing 120% of all outstanding principal, less original issue discount, plus any accrued and unpaid interest and accrued and unpaid late charges. Similar to the terms of the Original Note, the Second Amended Senior Note did not bear interest, except upon the occurrence of an event of default.
See Note 14 below for a description of the Third Exchange Agreement entered into by the Company and the Investor subsequent to May 31, 2020.
PPP Loan

On April 30, 2020, the Company qualified for and received a loan pursuant to the Paycheck Protection Program, a program implemented by the U.S. Small Business Administration under the Coronavirus Aid, Relief, and Economic Security Act, from a qualified lender (the “PPP Lender”), for an aggregate principal amount of approximately $1.9 million (the "PPP Loan"). The PPP Loan bears interest at a fixed rate of 1.0% per annum, with the first six months of interest deferred, has a term of two years, and is unsecured and guaranteed by the U.S. Small Business Administration. The principal amount of the PPP Loan is subject to forgiveness under the Paycheck Protection Program upon the Company’s request to the extent that the PPP Loan proceeds are used to pay expenses permitted by the Paycheck Protection Program, including payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company. The Company intends to apply for forgiveness of the PPP Loan with respect to these covered expenses. To the extent that all or part of the PPP Loan is not forgiven, the Company will be required to pay interest on the PPP Loan at a rate of 1.0% per annum, and commencing in October 2020 principal and interest payments will be required through the maturity date in April 2022. The terms of the PPP Loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The PPP Loan may be accelerated upon the occurrence of an event of default.
NOTE 9 – WARRANT LIABILITY
In addition to the warrants described above, in June 2018, the Company issued warrants to purchase 3,750 shares of its common stock exercisable at a price per share of $5.28 (the “2018 Warrants”) to investors in a registered direct offering. The 2018 Warrants have a term of five years from the date of issuance. Pursuant to ASC Topic 815, the initial fair value of the 2018 Warrants of $15,350 was recorded as a warrant liability on the issuance date. The estimated fair values of the 2018 Warrants were computed at issuance using a Black-Scholes option pricing model.
The estimated fair value of the outstanding liabilities associated with the 2018 Warrants was $2,009 and $5,444 as of May 31, 2020 and August 31, 2019, respectively.

Increases or decreases in fair value of the Company's liability associated with the 2018 Warrants are included as a component of “Other expense” in the accompanying condensed consolidated statements of operations for the respective period. The changes to the liability associated with the 2018 Warrants resulted in an increase of $1,160 and decrease of $3,435 in liability and a corresponding loss and gain for the three and nine months ended May 31, 2020, respectively. The changes to the liability associated with the 2018 Warrants resulted in a decrease of $6,254 and $7,309 in liability and a corresponding gain for the three and nine months ended May 31, 2019, respectively.
The estimated fair value of the 2018 Warrants was computed as of May 31, 2020 using the Black Scholes model with the following assumptions: stock price of $1.19, volatility of 119.5%, risk-free rate of 0.22%, annual dividend yield of 0% and expected life of 3.0 years.
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
The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, equity investments, accounts receivable, accounts payable and accrued liabilities and obligations approximate their fair values based on their short-term nature. The carrying amount of the Company’s long-term notes payable approximates its fair value based on interest rates available to the Company for similar debt instruments and similar remaining maturities.
The Company accounts for its investment in Smoke Cartel, Inc. (“Smoke Cartel”) at fair value. On September 21, 2018, Smoke Cartel and the Company entered into an agreement to sell Rowl-Uh-Bowl (the “RUB”) web domain and inventory related to this product line and in exchange, received 1,410 shares of Smoke Cartel common stock. The fair value of the Company’s investment as of August 31, 2019 and May 31, 2020 was based upon the closing price of Smoke Cartel's common stock on each respective date. The investment was classified as a Level 2 financial instrument.
The Company accounts for its investment in Xtraction Services at fair value. The fair value of the Company’s investment at May 31, 2020 was based upon the closing price of Xtraction Services' common stock on each respective date. The investment was classified as a Level 2 financial instrument.
In connection with the Company’s registered direct offering in June 2018, the Company issued the 2018 Warrants, which are accounted for as a warrant liability (see Note 9 above.) The estimated fair value of the liability is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.
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

The following table details the fair value measurement within the fair value hierarchy of the Company’s financial instruments, which includes the Level 2 assets and the Level 3 liabilities:

	Fair Value at May 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Equity investment	$2,060	$—	$2,060	$—

Liabilities:
Warrant liability	$2,009	$—	$—	$2,009

	Fair Value at August 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Equity investment	$592	$—	$592	$—

Liabilities:
Warrant liability	$5,444	$—	$—	$5,444

The following table reflects adjustments to the estimated fair value of the Company’s warrant liability with respect to the 2018 Warrants measured using Level 3 inputs:

Warrant Liability
As of August 31, 2019	$5,444
Adjustments to estimated fair value	(3,204)
As of November 30, 2019	2,240
Adjustments to estimated fair value	(1,391)
As of As of February 29, 2020	849
Adjustments to estimated fair value	1,160
As of May 31, 2020	$2,009

Warrant Liability
As of August 31, 2018	$14,430
Adjustments to estimated fair value	216
As of November 30, 2018	14,646
Adjustments to estimated fair value	(1,271)
As of February 28, 2019	13,375
Adjustments to estimated fair value	(5,965)
As of May 31, 2019	$7,410

The following table reflects the changes in fair value of the Company’s contingent consideration payable measured using Level 3 inputs:

Contingent Consideration Payable
As of August 31, 2018	$5,488
Change in fair value	394
As of November 30, 2018	5,882
Change in fair value	(5,602)
Cash payments	(140)
Settled in shares- Hybrid	(140)
As of As of February 28, 2019	—
Change in fair value	2,961
As of May 31, 2019	$2,961
NOTE 11 – STOCKHOLDERS’ EQUITY
Preferred Stock
The Company’s authorized preferred stock is 10,000 shares with a par value of $0.001. As of May 31, 2020, and August 31, 2019, there were no shares of preferred stock issued or outstanding.
Common Stock
The Company’s authorized common stock is 265,000 shares with a par value of $0.001. As of May 31, 2020, and August 31, 2019, there were 119,933 and 90,041 shares issued and outstanding, respectively.
On September 26, 2019, the Company entered into purchase agreements with certain accredited investors pursuant to which the Company issued and sold an aggregate of 17,198 units, with each unit consisting of one share of its common stock and a warrant to purchase half a share of its common stock in a registered direct offering (the “September 2019 Offering”). The purchase price for a unit was $1.75. The closing of the September 2019 Offering occurred on September 30, 2019 and resulted in aggregate gross proceeds to the Company of approximately $30.1 million. The aggregate net proceeds to the Company from the September 2019 Offering, after deducting the placement agent fees and other offering expenses, was approximately $27.4 million. Subject to certain ownership limitations, the warrants were immediately exercisable at an exercise price equal to $2.25 per share of common stock. The warrants are exercisable for five years from the date of issuance.
On February 6, 2020, the Company entered into purchase agreements with certain accredited investors pursuant to which the Company issued and sold an aggregate of 10,000 units, with each unit consisting of one share of its common stock and a warrant to purchase half a share of its common stock in a registered direct offering (the “February 2020 Offering”). The purchase price for a unit was $1.60. The closing of the February 2020 Offering occurred on February 10, 2020 and resulted in aggregate gross proceeds to the Company of approximately $16.0 million. The aggregate net proceeds from the February 2020 Offering, after deducting the placement agent fees and other offering expenses, was approximately $14.6 million. Subject to certain ownership limitations, the warrants were immediately exercisable at an exercise price equal to $2.00 per share of common stock. The warrants are exercisable for five years from the date of issuance.
Share-based Compensation
The Company recorded total stock-based compensation expense of $2,985 and $2,667 for the three months ended May 31, 2020 and May 31, 2019, respectively, and $11,074 and $8,839 for the nine months ended May 31, 2020 and May 31, 2019, respectively, in connection with the issuance of shares of common stock and options to purchase common stock. Stock-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of operations.
On September 1, 2019, the Company adopted Accounting Standards Update 2018-7 which addresses several aspects of the accounting for non-employee share-based payment transactions and expands the scope of ASC 718, Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. Under the simplified standard, non-

employee options will be valued once at the date of grant. At adoption, all awards without established measurement dates were revalued one final time and did not have a material impact on the condensed consolidated financial statements.
Stock Incentive Plan
The Company’s 2016 Stock Incentive Plan (the “Plan”) was adopted on February 9, 2016. The Plan authorizes the issuance of up to 18,000 shares of common stock in the form of stock-based awards to the Company’s employees and directors. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the closing market price of the Company’s common stock at the date of grant and have 10 years contractual terms. The option awards generally vest over three years subject to the recipient’s continuous service.
The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of its stock price over the expected option term, expected risk-free interest rate over the expected option term, and expected dividend yield rate over the expected option term. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC 718. These amounts are estimates only and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award.
The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the nine months ended May 31, 2020 and May 31, 2019:

Nine Months Ended
	May 31, 2020	May 31, 2019
Expected term in years	5.3 – 5.9	1-3
Expected volatility	64% – 120%	69% – 87%
Risk-free interest rate	0.3% – 1.7%	2.3% – 3.0%
Expected dividend yield	0.0%	0.0%
The expected term of stock options granted during the nine months ended May 31, 2020 and May 31, 2019 is based on management's judgement and reflects expected exercise patterns. The expected volatility of these stock options is based on management’s analysis of historical volatility. The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected term of the related option at the time of the grant. While the Company believes these estimates are reasonable, the compensation expense recorded would increase if the expected life of these options was increased, a higher expected volatility was used, or if the expected dividend yield increased.
The following table summarizes the Company's stock option activity during the nine months ended May 31, 2020:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance Outstanding, August 31, 2019	14,761	$4.89	9.0	$3,192
Granted	3,667	2.24
Exercised	(9)	2.06		$14
Forfeited	(7,051)	4.74
Balance Outstanding, May 31, 2020	11,368	$4.10	8.4	$358
Vested and expected to vest at May 31, 2020	10,187	4.13	8.3	$285
Exercisable, May 31, 2020	5,998	$4.40	7.9	$26
Stock compensation expense related to stock options was $7,348 and $5,740 for the nine months ended May 31, 2020 and May 31, 2019, respectively. The weighted-average grant-date fair value of options granted during the nine months ended May 31, 2020 and May 31, 2019, was $1.39 and $2.59, respectively.

As of May 31, 2020, there was $12,482 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The expense is expected to be recognized over a weighted-average period of 1.7 years.
Restricted Stock and Restricted Stock Units
During the nine months ended May 31, 2020, the Company awarded 533 shares of restricted stock to consultants in exchange for $662 of services rendered.
During the nine months ended May 31, 2019, the Company issued 295 shares of restricted stock to consultants in exchange for $377 of services rendered and $1,277 of prepaid services, for a total of $1,654. The prepaid services are included in prepaid expenses on the condensed consolidated balance sheet as of May 31, 2019.
Stock-based compensation expense related to restricted stock awards was $3,726 and $3,099, respectively, for the nine months ended May 31, 2020 and May 31, 2019.
During the nine months ended May 31, 2020, the Company awarded 174 shares of restricted stock units to directors for serving on the board of directors.
As of May 31, 2020, $2,329 of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted average period of 1.3 years.
NOTE 12 – COMMITMENTS AND CONTINGENCIES
Other Commitments
In the ordinary course of business, the Company may enter into contractual purchase obligations and other agreements that are legally binding and specify certain minimum payment terms. The Company had no such agreements as of May 31, 2020.
Litigation
The Company may be subject to legal proceedings and claims that arise in the ordinary course of its business.

During fiscal 2019, lawsuits were filed in California federal and state court by various purported shareholders against, the Company, each of the current members of the Company’s Board of Directors, and certain of the Company’s current and former officers, alleging, among other things, certain federal securities law violations and/or related breaches of fiduciary duties in connection with the Company’s April 2019 restatement of certain prior period financial statements. In general, the lawsuits assert the same or similar allegations, including that the defendants artificially inflated the Company’s securities prices by knowingly making materially false and misleading statements and omissions to the investing public about the Company’s financial statements, business, operations, management, and internal controls. These lawsuits are described below.

May v. KushCo Holdings, Inc., et al. Filed April 30, 2019. Case No. 8:19-cv-00798-JLS-KES, U.S. District Court for the Central District of California. This putative shareholder class action against the Company and certain of its current and former officers alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and seeks unspecified compensatory damages and other relief on behalf of a class of purchasers of the Company’s securities between July 13, 2017 and April 9, 2019, inclusive. In September 2019, the Court appointed co-lead plaintiffs and co-lead counsel for the plaintiffs. The lead plaintiffs’ amended complaint was filed in November 2019. In February 2020, the Company moved to dismiss the amended complaint. The motion is pending. The Company intends to vigorously defend itself against these claims.

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

Bruno, et al. v. Kovacevich, et al. Filed September 26, 2019. Case No. A-19-802660-C, Eighth Judicial District Court of the State of Nevada and Majchrzak v. Kovacevich, et al. Filed October 2, 2019. Case No. A-19-902945-B, First Judicial District Court of the State of Nevada. These purported shareholder derivative actions against certain current and former directors and officers allege, among other things, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The Company is named as a nominal defendant in each action and the plaintiffs seek, among other things, equitable relief and unspecified damages from the defendants, to be paid to the Company. In May 2020, the Company accepted service of the complaints, and the plaintiffs have indicated that they intend to move to stay each action.
NOTE 13 – 2020 PLAN & RESTRUCTURING CHARGES

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
The Company has completed, or is in the process of completing, the following restructuring activities in connection with the 2020 Plan:
•Severance: The Company is in the process of implementing a more efficient and automated approach to serving a smaller more targeted group of customers, which will require substantially fewer dedicated sales representatives, project managers, warehouse personnel, and other related personnel. As part of this process, the Company determined that certain positions at the Company were no longer essential to the execution of the Company’s strategy going forward. As a result, the Company underwent reductions in force to right-size and better align its workforce with this new strategy. During the second quarter of fiscal 2020, the Company terminated 28 employees, and incurred $379 in severance-related restructuring costs. During the third quarter of fiscal 2020, the Company terminated 65 employees, and incurred $800 in severance-related restructuring costs.

•Facility-Related Lease Termination and Exiting Costs: As a result of the Company’s decision to discontinue nearly all of its stock inventory, the Company determined that it no longer needs the vast majority of its current warehouse space, and is currently in the process of negotiating with its landlords to terminate or sublease and exit the impacted warehouses. During the third quarter of fiscal 2020, the Company terminated leases and vacated its Las Vegas, Nevada, Santa Rosa, California, Osage, Colorado facilities and subleased its Garden Grove, California facility. The Company is planning to vacate additional facilities throughout the remainder of fiscal 2020 in order to consolidate its warehouse footprint. During the third quarter of fiscal 2020, the Company incurred $0.2 million in restructuring exit cost.

•Asset Impairment: With the Company’s planned facility closures, the Company has determined that the fair value of its fixed assets at these closing facilities is now below their carrying value, and that an impairment has occurred. The Company also determined that its product molds and tooling are no longer necessary assets, given its shift to focus exclusively on custom and best-selling stock inventory, creating an additional need for impairment. As a result, the Company recognized a total impairment charge related of approximately $3.9 million related to these fixed assets during the second quarter of its fiscal 2020. In addition, because of the Company’s decision to consolidate its warehouses, the Company determined that it will incur impairment charges to its ROU assets. Based on internal calculations, the Company recognized impairment charges related to these assets of $3.0 million during the second quarter of its fiscal 2020.

The Company expects to incur a total of $9.5 million in restructuring charges upon the completion of the 2020 Plan, which represents the Company’s best estimate as of May 31, 2020. The 2020 Plan is expected to be completed by the end of fiscal 2020. The recognition of restructuring charges requires that the Company make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned reductions of workforce and facility, ROU and asset impairment costs. At the end of each reporting period, the Company will evaluate the remaining accrued balance to ensure that no excess accruals are retained, and the utilization of the provisions are for their intended purpose in accordance with developed plans. The following table reflects the movement of activity of the restructuring reserve for the six months ended May 31, 2020:

	Severance related costs	Facility, ROU and asset impairment	Facility Exit Cost	Total
Balance at December 1, 2019	$—	$—	$—	$—
Provisions/Additions	1,182	6,895	176	8,253
Utilized/Paid	(1,002)	(6,895)	(176)	(8,073)
Balance at May 31, 2020	$180	$—	$—	$180
Expenses incurred under the 2020 Plan during the three and nine months ended May 31, 2020 are included within “Restructuring costs” in the condensed consolidated statements of operations.
NOTE 14 – SUBSEQUENT EVENT
Third Exchange Agreement and Third Exchange Note

On June 9, 2020, the Company entered into a Third Exchange Agreement (the “Third Exchange Agreement”) with the Investor in order to (x) amend and waive certain provisions of the Purchase Agreement and the Second Amended Senior Note, and (y) exchange the Second Amended Senior Note without any cash consideration for (i) a new senior note in the aggregate principal amount of $22.0 million (the “Third Amended Senior Note”) and (ii) 5,347,594 shares of the Company’s common stock (the “Exchange Shares”).

Similar to the terms of the Second Amended Senior Note, the Third Amended Senior Note will mature on April 29, 2021, subject to the Investor’s right to extend such maturity date. Upon maturity, the Company must pay the Investor an amount in cash representing the aggregate outstanding principal, plus any accrued and unpaid interest and accrued and unpaid late charges. Similar to the terms of the Original Note, the Third Amended Senior Note will not bear interest except upon the occurrence (and during the continuance) of an Event of Default (as such term is defined in the Third Amended Senior Note), in which case the Third Amended Senior Note will bear interest at a rate of 18.0% per annum (the “Default Rate”).

The Third Amended Senior Note is redeemable by the Company at any time after the issuance in an amount equal to the outstanding principal and any accrued interest or late charges. The Third Amended Senior Note includes customary affirmative and negative covenants, including a limitation on the Company’s ability to incur additional indebtedness, subject to certain permitted exceptions. The Third Amended Senior Note includes customary events of default including, among others, payment defaults, breach of covenant defaults, bankruptcy and insolvency defaults, cross defaults with certain indebtedness, a change of control default, judgment defaults, and inaccuracies of representations and warranties defaults. Similar to the terms of the Original Note, the Investor may require the Company to redeem, upon the occurrence of an Event of Default, all or a portion of the Third Amended Senior Note at a redemption premium of 135% of the outstanding principal and any accrued interest or late charges. Similar to the terms of the Original Note, any amount of principal or other amounts due to the Investor under the Purchase Agreement or the Third Amended Senior Note that is not paid when due (except to the extent such amount is simultaneously accruing interest at the Default Rate) will result in a late charge being incurred and payable by the Company in an amount equal to interest on such amount at the rate of 18.0% per annum from the date such amount was due until the same is paid in full.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated, all amounts herein are expressed in thousands, except per share amounts.

Cautionary Statement Regarding Forward-Looking Statements
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
Factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to:
•Trends affecting our financial condition, results of operations or future prospects, including the impact of the Coronavirus Disease 2019 (“COVID-19”) pandemic;
•Our business and growth strategies;
•Our financing plans and forecasts;
•The factors that we expect to contribute to our success and our ability to be successful in the future;
•Our business model and strategy for realizing positive results as sales increase;
•Competition, including our ability to respond to such competition and its expectations regarding continued competition in the market in which we compete;
•Our ability to meet our projected operating expenditures and the costs associated with development of new projects;
•The impact of new accounting pronouncements on our financial statements;
•Whether our cash flows from operating activities will be sufficient to meet our operating expenditures;
•Our market risk exposure and efforts to minimize risk;
•Regulations, including tax law and practice, federal and state laws governing the cannabis and CBD industries, and tariff legislation;
•The outcome of various tax audits and assessments, including appeals thereof, timing of resolution of such audits, our estimates as to the amount of taxes that will ultimately be due and payable and the impact of these audits on our financial statements;
•Our overall outlook including all statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•That estimates and assumptions made in the preparation of financial statements in conformity with GAAP may differ from actual results; and
•Our expectations as to future financial performance, cash and expense levels and liquidity sources.
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
Overview
KushCo Holdings, Inc. (formerly known as Kush Bottles, Inc.) markets and sells a wide variety of ancillary products and services to customers operating in the regulated medical and adult recreational cannabis and CBD industries. Our complementary products and services include compliant and custom packaging products; vape hardware; solvents and natural products; stainless steel tanks; custom branded anti-counterfeit and authentication labels; hemp trading services, which connect buyers and sellers of hemp commodities; and retail services, which focus on CBD mass distribution services through our internal resources and partnerships with leading consumer packaged goods (“CPG”) sales agencies.
As a leader in custom and child-resistant packaging, exclusive vape products, and unique service offerings, such as our hemp trading and retail services, we serve as a “one-stop-shop” for our customers, combining creativity with compliance to provide the right solutions in various stages of the cannabis and CBD supply chain.
Our products primarily consist of bottles, jars, bags, tubes, containers, vape cartridges, vape batteries and accessories, labels and processing supplies, solvents, natural products, stainless steel tanks, and custom branded anti-counterfeit and authentication labels. We maintain relationships with a broad range of domestic and international manufacturers, which enables us to source a wide variety of products in a cost-effective manner and to pass such cost savings to our customers. This allows us to offer quick solutions to our customers and help ensure that their products will be of superior grade and made with environmentally safe materials. In addition to a complete product line, we have sophisticated labeling and customization capabilities, which allow us to add significant value to our customers’ packaging and vape hardware design processes, enabling them to turn their packaging and branding into an effective marketing tool. As more multi-state operators (“MSOs”), licensed producers (“LPs”), and leading brands seek ways to further differentiate their brands and product lines, our customization capabilities and premium customer service help us win new product opportunities with both existing and new customers. Our products are relied upon by brand owners, processors, farmers, growers, and licensed medical and adult recreational cannabis dispensaries.

Our services consist of retail services and hemp trading services, which focus on facilitating compliant hemp transactions for in-network, pre-qualified farmers and a pre-qualified buyer network. Our retail services division focuses on building distribution networks of compliant hemp-derived CBD brands across conventional and other retail channels, including convenience, pet care, and beauty channels.
Due to the complementary nature of our product and service ecosystem, we are able to successfully cross-sell into our existing customer base, while attracting new customers who are looking to consolidate their vendors and partner with a trusted and established source for nearly all ancillary cannabis and CBD solutions.
2020 Plan
During the second quarter of fiscal 2020, the Company adopted the 2020 Plan to more effectively execute the Company’s strategy of focusing its resources on more established, financially stable, and creditworthy customers (namely multi-state operators, licensed producers, and leading brands). In connection with the 2020 Plan, the Company began implementing a restructuring process that seeks to rationalize all aspects of its operations by, among other things, significantly reducing its overhead, implementing tighter expense controls, consolidating its warehouses, reducing its inventory, and drastically altering its sales strategy to focus more on these customers. The Company believes that this strategic shift and associated restructuring should result in a better forecast of demand, reduction of inventory and warehouse space, improved collections and cash flow, and potential revenue upside from these customers’ continued expansion and consolidation in the marketplace. For additional information see Note 13 above of our consolidated financial statements.

Update on COVID-19

On March 11, 2020, the World Health Organization ("WHO") recognized COVID-19 as a global pandemic, prompting many national, regional, and local governments, including in the markets that the Company operates in, to implement preventative or protective measures, such as travel and business restrictions, temporary store closures, and wide-sweeping quarantines and stay-at-home orders. As a result, COVID-19 has significantly curtailed global economic activity, including in the regulated cannabis and CBD industries in which the Company operates.

COVID-19 has materially impacted the Company’s markets and sources of revenues, including without limitation, by and through the following:
•State and provincial mandates requiring the temporary closure of nonessential businesses, such as the temporary closure of adult recreational use stores in Massachusetts, Nevada, and Ontario, Canada, as well as the substantial closure of many retail storefronts that sell CBD;
•Restrictions and limitations on travel that have curtailed consumer demand in tourist-heavy markets, such as Nevada and Colorado, as well as a general negative effect on the ability of the Company’s sales force to meet with potential customers and secure new orders; and
•The Company’s customers increasingly consolidating orders and purchasing less frequently in response to general macroeconomic and business uncertainty, creating a more volatile and irregular purchasing and revenue recognition pattern
In addition, the Company has been impacted by business and supply chain interruptions resulting from the COVID-19 pandemic, such as operating with a lighter-than-normal staff in its warehouses and periodically closing its warehouses to conduct deep cleaning services, which disrupts the Company's normal business functions, including processing and shipping orders to customers in a timely manner. The COVID-19 pandemic has also resulted in increased air freight costs incurred by the Company, which the Company is passing on to its customers via a surcharge, as well as general difficulties in securing space on incoming freight from its international vendors in order to make room for essential items. The Company has experienced, and could continue to experience, delays in orders from vendors, particularly in countries where the pandemic has had a significant impact, such as in China.
The COVID-19 pandemic has created significant disruption and volatility in the capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future. If we need to raise additional capital to support operations in the future, we may be unable to access capital markets, and additional capital may only be available to us on terms that could be significantly detrimental to our existing stockholders and to our business as a result of COVID-19. In addition, the COVID-19 pandemic is also potentially affecting our customers and their access to the capital markets. As a result of all these factors, the Company’s management has significantly reduced non-essential costs.
In response to the health and safety risks and challenges presented by the COVID-19 pandemic, the Company has been proactively and regularly implementing measures to protect its employees. These measures include, but are not limited to, the following:
•Abiding by national, state, and local recommendations to require the wearing of protective face masks and practicing of social distancing;
•Arranging for regular cleaning services for Company facilities;
•Providing hand sanitizers and other disinfectants at workstations;
•Adopting remote working protocols, systems, and processes for nonessential employees to work from home;
•Conducting mandatory employee temperature checks, and on some occasions, requiring mandatory testing for employees;
•Reconfiguring facilities to promote social distancing;
•Operating with a smaller workforce in the warehouse and with staggered schedules;
•Adopting a temporary essential pay program for essential warehouse employees; and,
•Developing and launching an education and training platform to help employees navigate the current workplace landscape and practice general sanitation.
While the Company is actively working to successfully navigate the financial, operational, and personnel challenges presented by the COVID-19 pandemic, the full extent of the impact of COVID-19 on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which are uncertain, out of our control and cannot be predicted at this time.
Results of Operations – Comparison of Three Months Ended May 31, 2020 and May 31, 2019
Revenue
For the three months ended May 31, 2020, our revenue decreased to $22.3 million compared to $41.5 million for the three months ended May 31, 2019, which represents a decrease of $19.2 million, or 46%. The decrease was primarily attributed to the Company's adoption of its 2020 Plan to align deeper with larger and more creditworthy multi-state-operators, licensed producers, and leading brands, which has resulted in significant cost-cutting initiatives and tighter credit terms extended to its smaller customers; lower sales from vape and natural products; and travel and regulatory restrictions in the markets that the Company operates in due to the COVID-19 pandemic, as well as supply chain disruptions linked to the COVID-19 pandemic, which has resulted in shipping capacity constraints from China. The COVID-19 pandemic has resulted in customers ordering less frequently and at irregular intervals due to less visibility in their businesses, overall demand, and general economic conditions.
Gross Profit
Gross profit for the three months ended May 31, 2020 was $2.4 million, or 11% of revenue, compared to gross profit of $7.4 million, or 18% of revenue, for the three months ended May 31, 2019. The decrease in gross profit percentage is due primarily to an increase of $1.5 million related to excess and obsolete inventory write downs as a result of right sizing inventory levels to align with our 2020 Plan, $1.0 million purchase order cancellation charges and lower product sales.
Operating Expenses
Our operating expenses for the three months ended May 31, 2020 decreased to $13.7 million, or 61% of total revenue, from $23.7 million, or 57% of total revenue, for the three months ended May 31, 2019. Lower selling, general and administrative expense is primarily due to a $4.2 million decrease in compensation associated with lower headcount. Compensation expense includes a $0.8 million cash bonus reversal to reclassify the expense to stock compensation, which is offset by a $1.0 million restructuring charge associated with severance. To align with the Company's 2020 Plan, freight, consulting, and facilities costs decreased $1.0 million, $0.9 million, and $0.8 million, respectively. Other expenses contracted by $1.0 million primarily due to less travel related to the COVID-19 pandemic. For the three months ended May 31, 2019, operating expenses included a loss of $3.0 million related to the change in the fair value of contingent consideration.
Loss from Operations
Loss from operations for the three months ended May 31, 2020 was $11.3 million compared to $16.3 million for the three months ended May 31, 2019. The decrease is primarily attributable to compensation associated with our headcount reduction, lower freight costs, warehouse facilities closures, and reduced travel expenses related to the COVID-19 pandemic, which were partially offset by the restructuring charges the Company recognized in accordance with the adoption of its 2020 Plan, including severance and asset impairment charges.
Other Income (Expense), net
Other Income (Expense), net for the three months ended May 31, 2020 was an expense of $2.2 million compared to income of $5.7 million for the three months ended May 31, 2019. The increase in other expense is primarily due to an unfavorable change in fair value of warrant liability, resulting in an expense of $1.2 million, as compared to other income of $6.3 million in the previous year. Interest expense increased $1.0 million, when compared to the three months ended May 31, 2019.
Net Loss
Loss from operations for the three months ended May 31, 2020 was $13.5 million compared to $10.6 million for the three months ended May 31, 2019. To align with the Company's 2020 Plan, the increase in net loss is primarily attributable to inventory write downs related to right sizing inventory, purchase order cancellation charges, and restructuring charges related to severance. The increase is also derived from an unfavorable change in fair value of warrant liability, higher amortization of debt discount, higher stock-based compensation and lower product sales.
Results of Operations – Comparison of Nine Months Ended May 31, 2020 and May 31, 2019

Revenue

For the nine months ended May 31, 2020, our revenue decreased to $87.4 million compared to $102.0 million for the nine months ended May 31, 2019, which represents a decrease of $14.6 million, or 14.3%. The decrease was primarily attributable to the Company's adoption of its 2020 Plan to align deeper with larger and more creditworthy multi-state-operators, licensed producers, and leading brands, which has resulted in significant cost-cutting initiatives and tighter credit terms extended to its smaller customers; lower vape and natural products stemming from the illicit market vape crisis; travel and regulatory restrictions in the markets that the Company operates in due to the COVID-19 pandemic; and supply chain disruptions linked to the COVID-19 pandemic, resulting in shipping capacity constraints from China. This was partially offset by higher packaging and energy sales and increased tariff revenue. The COVID-19 pandemic has resulted in customers ordering less frequently and at irregular intervals due to less visibility in their businesses, overall demand, and general economic conditions.

Gross Profit

Gross profit for the nine months ended May 31 2020 was $0.7 million, or 1% of revenue, compared to gross profit of $15.1 million, or 15% of revenue, for the nine months ended May 31, 2019. The decrease in gross profit percentage is due primarily to an increase of $12.5 million related to inventory write downs as a result of right sizing inventory levels to align with our strategy moving forward, $4.3 million purchase order cancellation charges and lower product sales, partially offset by tariff revenues.

Operating Expenses

Our operating expenses for the nine months ended May 31, 2020 increased to $69.2 million, or 79% of total revenue, from $48.5 million, or 48% of total revenue, for the nine months ended May 31, 2019. The increase in selling, general and administrative expense is primarily due to incremental bad debt expense of $8.1 million, restructuring expense of $8.3 million related to severance and asset impairment charges associated with warehouse facilities the Company closed, stock based compensation of $2.2 million, and consulting fees of $0.7 million. For the nine months ended May 31, 2019, operating expenses included a gain of $2.2 million related to the change in the fair value of contingent consideration.

Loss from Operations

Loss from operations for the nine months ended May 31, 2020 was $68.5 million compared to $33.4 million for the nine months ended May 31, 2019. The increase is primarily attributable to inventory write downs related to right sizing inventory levels to align with our new inventory strategy, restructuring charges related to severance and asset impairment charges associated with rationalizing the warehouse footprint as part of the new plan, purchase order cancellation charges, bad debt, stock-based compensation, consulting fees and lower product sales.

Other Income (Expense), net

Other Income (Expense), net for the nine months ended May 31, 2020 was an expense of $1.9 million compared to income of $5.3 million for the nine months ended May 31, 2019. This was primarily due to an unfavorable change in fair value of warrant liability, which resulted in $3.4 million in income for the nine months ending May 31, 2020, as compared to $7.3 million in income for the same period in 2019. This was also attributable to an increase in expense of $0.4 million on changes in the fair value of equity investment and an increase in interest expense of $3.1 million during the nine months ended May 31, 2020.
Net Loss
Loss from operations for the nine months ended May 31, 2020 was $70.4 million compared to $28.1 million for the nine months ended May 31, 2019. The increase in net loss is primarily attributable to measures taken to implement our 2020 Plan, including, inventory write downs related to right sizing inventory levels. restructuring charges related to, severance and asset impairment charges associated with rationalizing the warehouse footprint, purchase order cancellation charges and bad debt expense. The increase was also attributable to increase in interest expense, stock-based compensation, consulting fees, and lower product sales.
Liquidity and Capital Resources
At May 31, 2020 and May 31, 2019, we had cash of $11.1 million and $12.2 million, respectively, and a working capital surplus of $41.8 million and $63.0 million, respectively.
We believe that our level of liquidity sources, which includes available borrowing under our revolving credit facility, cash on hand, funds provided by operations, adoption of the 2020 plan and participation in available funding programs instituted by various state and federal governments in response to COVID-19 will be adequate to fund our expenditures and working capital requirements for the next 12 months.
Cash Flows from Operating Activities
Net cash used in operating activities for the nine months ended May 31, 2020 was $20.2 million compared to $57.5 million for the nine months ended May 31, 2019. The change is primarily attributable to the reduced level of inventory consistent with our efforts to improve our inventory management process, as part of our 2020 Plan.

Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended May 31, 2020 was $4.3 million compared to $5.4 million for the nine months ended May 31, 2019. The decrease is due to lower levels of equipment purchases, technology investments and leasehold improvements during the current fiscal year.
Cash Flows from Financing Activities
Net cash provided by financing activities for the nine months ended May 31, 2020 was $31.7 million compared to $61.7 million for the nine months ended May 31, 2019. The decrease is attributable to the $12.3 million in net repayments on our line of credit, compared to $0.2 million in net borrowings in the prior year. The change is also attributable to $1.9 million in proceeds from notes payable, compared to $19.9 million in proceeds from notes payable in the prior year.
Monroe Revolving Credit Facility
On August 21, 2019, the Company and its subsidiaries (collectively, the “Borrowers”) entered into a secured asset based revolving credit facility (the “Monroe Revolving Credit Facility”), with an aggregate amount not to exceed $35.0 million outstanding at any time, with Monroe Capital Management Advisors, LLC (“Monroe”), as collateral agent and administrative agent, and the various lenders party thereto. The Monroe Revolving Credit Facility also includes an accordion feature that permits the Company to increase the available revolving commitments under the Monroe Revolving Credit Facility by up to an additional $15.0 million, subject to satisfaction of certain conditions. The Monroe Revolving Credit Facility has a 5-year term which matures on August 21, 2024 and is secured by a first priority lien on substantially all of the assets of the Borrowers. For additional information, see Note 8 above.
Long-term Debt

On June 9, 2020, the Company entered into a Third Exchange Agreement with the Investor in order to (a) amend and waive certain provisions of the Purchase Agreement and the Second Exchange Note, and (b) exchange the Second Exchange Note without any cash consideration for (i) the Third Exchange Note in the aggregate principal amount of $22.0 million and (ii) the Exchange Shares. Similar to the terms of the Second Exchange Note, the Third Exchange Note will mature on April 29, 2021, subject to the Investor’s right to extend such maturity date. Similar to the terms of the Original Note, the Amended Senior Note will not bear interest, except upon the occurrence of an event of default. For additional information, see Note 8 above.

PPP Loan

On April 30, 2020, the Company qualified for and received a loan pursuant to the Paycheck Protection Program, a program implemented by the U.S. Small Business Administration under the Coronavirus Aid, Relief, and Economic Security Act from a qualified lender (the “PPP Lender”), for an aggregate principal amount of approximately $1.9 million (the “PPP Loan”). The PPP Loan bears interest at a fixed rate of 1.0% per annum, with the first six months of interest deferred, has a term of two years, and is unsecured and guaranteed by the U.S. Small Business Administration. The principal amount of the PPP Loan is subject to forgiveness under the Paycheck Protection Program upon the Company’s request to the extent that the PPP Loan proceeds are used to pay expenses permitted by the Paycheck Protection Program, including payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company. The Company intends to apply for forgiveness of the PPP Loan with respect to these covered expenses. To the extent that all or part of the PPP Loan is not forgiven, the Company will be required to pay interest on the PPP Loan at a rate of 1.0% per annum, and commencing in October 2020 principal and interest payments will be required through the maturity date in April 2022. The terms of the PPP Loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The PPP Loan may be accelerated upon the occurrence of an event of default.
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
Item 4.  Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (who is also the Company’s chairman, secretary and principal executive officer), and our chief financial officer (who is also the Company’s principal financial and accounting officer) to allow for timely decisions regarding required disclosure. Thus, in accordance with Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of May 31, 2020, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, as disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
During the period covered by this Quarterly Report on Form 10-Q, we have not been able to remediate the material weaknesses described in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019. Our remediation efforts will continue to be implemented throughout our 2020 fiscal year. We believe that the controls that we intend to implement will improve the effectiveness of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional steps to address the material weaknesses or to supplement or modify certain of our planned remediation measures.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.

The Company may be subject to legal proceedings and claims that arise in the ordinary course of its business.

During fiscal 2019, lawsuits were filed in California federal and state court by various purported shareholders against, the Company, each of the current members of the Company’s Board of Directors, and certain of the Company’s current and former officers, alleging, among other things, federal securities law violations and/or related breaches of fiduciary duties in connection with the Company’s April 2019 restatement of certain prior period financial statements. In general, the lawsuits assert the same or similar allegations, including that the defendants artificially inflated the Company’s securities prices by knowingly making materially false and misleading statements and omissions to the investing public about the Company’s financial statements, business, operations, management, and internal controls. These lawsuits are described below.

May v. KushCo Holdings, Inc., et al. Filed April 30, 2019. Case No. 8:19-cv-00798-JLS-KES, U.S. District Court for the Central District of California. This putative shareholder class action against the Company and certain of its current and former officers alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and seeks unspecified compensatory damages and other relief on behalf of a class of purchasers of the Company’s securities between July 13, 2017 and April 9, 2019, inclusive. In September 2019, the Court appointed co-lead plaintiffs and co-lead counsel for the plaintiffs. The lead plaintiffs’ amended complaint was filed in November 2019. In February 2020, the Company moved to dismiss the amended complaint. The motion is pending. The Company intends to vigorously defend itself against these claims.

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

Bruno, et al. v. Kovacevich, et al. Filed September 26, 2019. Case No. A-19-802660-C, Eighth Judicial District Court of the State of Nevada and Majchrzak v. Kovacevich, et al. Filed October 2, 2019. Case No. A-19-902945-B, First Judicial District Court of the State of Nevada. These purported shareholder derivative actions against certain current and former directors and officers allege, among other things, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The Company is named as a nominal defendant in each action and the plaintiffs seek, among other things, equitable relief and unspecified damages from the defendants, to be paid to the Company. In May 2020, the Company accepted service of the complaints, and the plaintiffs have indicated that they intend to move to stay each action.
Item 1A. Risk Factors.

The Company is subject to a number of risks similar to those of other companies of similar size and with a focus on serving the cannabis and CBD industries, including, the development of certain products, competition, a limited number of suppliers, integration of acquisitions, substantial indebtedness, disruptions in the U.S. and global economy and financial markets, including as a result of COVID-19, government regulations, protection of proprietary rights, and dependence on key individuals. If the Company does not successfully generate additional products and services, or if such products and services are developed but not successfully commercialized, the Company could lose revenue opportunities. Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended August 31, 2019, filed with the SEC on November 12, 2019, describes certain risk factors that could materially and adversely affect our business, financial condition and results of operations. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business. To our knowledge, except as described below, there have been no material changes in the risk factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019.
The spread of the COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration.
The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in the financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Many experts predict that the outbreak will trigger a period of global economic slowdown or a global recession. COVID-19 has had and could continue to have material and adverse effects on our ability to successfully operate due to, among other factors:
•a general decline in business activity, especially as it relates to our customers’ expansion or consolidation activities;

•the continued classification of medical and/or recreational cannabis stores and/or dispensaries as “non-essential” in some states, which has resulted in these retail outlets having to temporarily shut down or materially adjust their operations;
•the destabilization of the markets, which could negatively impact our customer growth and access to capital, along with our customers’ ability to make payments for their purchase orders;

•severe disruptions to and instability in the global financial markets, and deterioration in credit and financing conditions, which could affect our access to capital necessary to fund business operations or our ability to address maturing liabilities on a timely basis on favorable terms, or at all;

•the potential negative impact on the health of our personnel, or the personnel of our customers, vendors, and partners, especially if a significant number of them are impacted;

•our inability to ensure business continuity during a disruption;

•a material disruption in our supply chain, which has affected and could continue to affect our ability to source products from vendors on a timely basis or on favorable terms;
•our potential inability to execute the 2020 Plan as planned, including the consolidation of our warehouse footprint in a timely and favorable manner, or at all;.
•the potential inability or delay to use judicial proceedings for in order to collect outstanding balances from our customers.

The rapid development and fluidity of this situation makes it difficult to predict the full extent of the impact of COVID-19 on our business and operations. We continue to assess the impact of COVID-19 on our business.
Item 2. Unregistered Sales of Equity Securities.
None.
Item 3. Default Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

The Company is disclosing under this Item 5 the following information otherwise disclosable in a Current Report on Form 8-K under "Item 5.03. Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year":

On July 6, 2020, the Company's Board of Directors approved the Company's Amended and Restated Bylaws (the "Amended and Restated Bylaws"), effective immediately. The Amended and Restated Bylaws amend and restate in their entirety the Company's bylaws to, among other things: (i) permit meetings of stockholders to be held by remote communication, as determined by the board of directors; (ii) amend the process by which a meeting of stockholders may be adjourned; (iii) change the voting standard for matters presented for a vote of the Company’s stockholders (other than the election of directors which remains a plurality vote) from the affirmative vote of the holders of a majority of the stock having voting power present in person or represented by proxy at the meeting to the affirmative vote of a majority of the votes cast by the stockholders at the meeting and entitled to vote on the subject matter; (iv) adopt an advance notice bylaw related to stockholder proposals and nominees for election to the board of directors; and (v) make other technical amendments.

The foregoing summary is subject to, and qualified in its entirety by, the full text of the Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.1.1 to this Quarterly Report on Form 10-Q and is incorporated by reference into this Item 5. Additionally, a copy of the Amended and Restated Bylaws, marked to show changes to the former bylaws, are also included as Exhibit 3.1.2 hereto.
Item 6. Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit Number	Description of Exhibit

3.1.1	Amended and Restated Bylaws of KushCo Holdings, Inc., amended and restated as of July 6, 2020

3.1.2	Amended and Restated Bylaws of KushCo Holdings, Inc., with changes marked against original bylaws of KushCo Holdings, Inc. dated as of March 7, 2014

4.1	Form of Third Exchange Note (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-55418) filed on June 10, 2020)

10.1	Form of Securities Purchase Agreement dated February 6, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55418) filed February 10, 2020)

31.1*	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
*Filed herewith.
*This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 9, 2020	By:	/s/ Nicholas Kovacevich
Nicholas Kovacevich
Chairman and Chief Executive Officer (principal executive officer)

Date: July 9, 2020	By:	/s/ Stephen Christoffersen
Stephen Christoffersen
Chief Financial Officer (Principal Financial Officer)