Form 10-K
period 2020-08-31
KushCo Holdings, Inc.
filed 2020-11-10
CIK 1604627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED AUGUST 31, 2020
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
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting ﬁrm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
☐   Yes     ☒    No
The aggregate market value of the voting and non-voting common equity held by non-affiliates on February 28, 2020 was approximately $106,251,554.
As of November 6, 2020, there were 127,274,667 shares of our common stock issued and outstanding.

KUSHCO HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED AUGUST 31, 2020

FORWARD-LOOKING STATEMENTS
For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “KushCo”, “the Company”, “we,” “us,” and “our,” refer to KushCo Holdings, Inc., a Nevada corporation, and its subsidiaries.
Forward-Looking Statements
This Annual Report on Form 10-K contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements are principally, but not exclusively, contained in “Item 1: Business” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “contemplate,” “continue,” “seek,” “target,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks and uncertainties in detail under the heading “Item 1A. Risk Factors” beginning on page 10 of this Annual Report on Form 10-K. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences. Given these risks and uncertainties, you should not place undue reliance on any forward-looking statements. In addition, the forward-looking statements in this Annual Report on Form 10-K are made as of the date of this report, and we do not undertake, and expressly disclaim any duty to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

PART I
Item 1.   Business
Company and Product Overview

KushCo Holdings, Inc. (formerly known as Kush Bottles, Inc.) markets and sells a wide variety of ancillary products and services to customers operating in the regulated medical and adult recreational cannabis and hemp-derived cannabidiol (“CBD”) industries.
Our products primarily consist of bottles, jars, bags, tubes, containers, vape cartridges, vape batteries and accessories, labels and processing supplies, solvents, natural products, stainless steel tanks, and custom branded anti-counterfeit and authentication labels. We maintain relationships with a broad range of domestic and international manufacturers, which enables us to source a wide variety of products in a cost-effective manner and to pass such cost savings on to our customers. In addition to a complete product line, we have sophisticated labeling and customization capabilities, which allow us to add significant value to our customers’ packaging and vape hardware design processes, enabling them to turn their packaging and branding into an effective marketing tool. As more multi-state operators (“MSOs”), licensed producers (“LPs”), and leading brands seek ways to further differentiate their brands and product lines, our customization capabilities and premium customer service help us win new product opportunities with both existing and new customers. Our products are relied upon by brand owners, farmers, growers, processors, producers, distributors, and licensed medical and adult recreational cannabis retailers.
Our services primarily consist of retail services and hemp trading services, which focus on facilitating compliant hemp transactions for in-network, pre-qualified farmers and a pre-qualified buyer network. Our retail services division focuses on building distribution networks of compliant hemp-derived CBD brands across conventional and other retail channels, including convenience, pet care, and beauty channels.
As a leader in custom and child-resistant compatible packaging, exclusive vape products, and unique product and service offerings, such as our stainless steel tanks, hemp trading services, and retail services, we serve as a “one-stop-shop” for our customers, combining creativity with compliance knowledge and experience to provide solutions in various stages of the cannabis and CBD supply chain.
Due to the complementary nature of our product and service ecosystem, we are able to successfully cross-sell into our existing customer base, while attracting new customers who are looking to consolidate their vendors and partner with a trusted and established source for nearly all ancillary cannabis and CBD solutions.
Packaging, Papers, and Supplies: We offer a wide variety of child-resistant compatible, customizable, and sustainable packaging solutions, including bottles, bags, tubes, and containers, which come in a variety of sizes and colors. Representing the Company’s founding segment, our packaging, papers, and supplies segment is not a commodity, and often requires a significant degree of customization and modification in order to adhere to each jurisdiction’s regulatory requirements. We believe we have a leading position in fully customizable labeling and packaging solutions to address the different state-by-state and national regulatory requirements. Our focus and investments on printing, molding, and other equipment help ensure that we continue to meet the evolving needs of our customers with respect to a variety of form factors and unique markets.
Vaporizer Hardware and Technology: We offer a wide selection of vaporizer cartridges in a variety of form factors (510 thread cartridge, pod systems, disposables, etc.) with reservoir materials including polyamide 12 or glass, internal materials consisting of brass or stainless steel, and porous ceramic heating core technology. We also offer a wide selection of batteries to accommodate the vape cartridges. All vaporizer cartridges, batteries, and disposable units can be customized for clients, including adjusting colors/finishes, materials, and adding logos and branding as directed by our clients’. We deliver the vaporizer products directly to clients, unassembled and empty, where the product is subsequently filled and assembled at the client’s place of business by their qualified staff. We entered this segment in 2017 in response to customer demand and trends indicating vape as the fastest growing cannabis category for the foreseeable future. We are a leading distributor for CCELL, a dominant vape device supplier, which specializes in premium and high-quality vape hardware.
Energy and Natural Products: We provide ultra-pure solvents, including but not limited to isobutane, n-butane, propane, ethanol, pre-mixes, custom blends, and dry ice. These substances are essential in the extraction process, which produces products that supply the vaping and concentrate sector of the market. We ship these products to customers from various distribution hubs and strategic vendor partnerships in key markets across the country. We believe we are the only cannabis industry supplier to offer stainless steel tanks, which have been shown through independent studies to be significantly cleaner than traditional carbon steel tanks that often leave a trail of contaminants in the cannabis or CBD oil. Our new stainless steel tanks are available in standard LP239 cylinder sizes and are resistant to rust and degradation, are less brittle compared to carbon steel tanks, do not react from exposure to air or moisture, and are pre-cleaned before being filled, providing a cleaner vessel during the extraction process and resulting in a higher quality end product. In addition, we are a distribution platform for products manufactured by Abstrax Tech. Abstrax Tech specializes in botanically-derived terpene blends, terpene isolates, water-soluble terpene blends, and diluents, with all products consisting of ingredients from non-cannabis sources. These products are utilized by our customers for a wide variety of applications. These products are ordered through us and drop shipped to our customers by the vendor, where they are then incorporated into finished products by the customer.
CBD Services: Our CBD services division focuses on mass retail execution, merchandising, and sales management for compliant hemp-derived CBD products, with hemp trading solutions for growers and processors. Our retail services business focuses on industry education and compliance, as well as building distribution networks of compliant hemp-derived CBD brands across conventional retail channels. Through strategic partnerships with best-in-class sales agencies, this business unit provides comprehensive retail solutions to leading CBD brands. We believe our partnerships with leading CPG sales agencies is the first large scale go-to-market operation focused on helping compliant CBD brands achieve mass distribution across all consumer channels in legal U.S markets.
Our Corporate History and Background
KushCo Holdings, Inc. (“KushCo”) was incorporated in the State of Nevada on February 26, 2014. On March 4, 2014, the stockholders of KIM International Corporation (“KIM”) exchanged all 10,000 of their common shares of KIM for 32,400,000 common shares of KushCo. The operations of KIM became the operations of KushCo after the share exchange and, accordingly, the transaction was accounted for as a recapitalization of KIM, whereby the historical financial statements of KIM are presented as the historical financial statements of the combined entity.
Subsequent to the share exchange, the members of KIM owned 32,400,000 shares of our common stock, effectively obtaining operational and management control of KushCo. KushCo had no operations prior to the share exchange. As a result of the recapitalization, KIM was the acquiring entity in accordance with ASC 805, Business Combinations. The accumulated losses of KIM were carried forward after the completion of the share exchange. Operations prior to the share exchange were those of KIM.
On April 10, 2015, we entered into an equity purchase agreement to acquire all of the issued and outstanding membership interests in Dank Bottles, LLC ("Dank"), a Colorado limited liability company. In exchange for the purchased interests, we paid cash consideration of $373,725 and issued 3,500,000 shares of common stock to the sellers of Dank.
On May 1, 2017, we and KBCMP, Inc., our newly formed wholly-owned subsidiary (“Merger Sub”), entered into an Agreement of Merger with Lancer West Enterprises, Inc., a California corporation, Walnut Ventures, a California corporation, and certain individuals, pursuant to which each of Lancer West Enterprises, Inc. and Walnut Ventures were merged with and into Merger Sub, with Merger Sub as the surviving corporation, resulting in our indirect acquisition of CMP Wellness, LLC (“CMP”), a California limited liability company and distributor of vaporizers, cartridges and accessories. CMP was dissolved on October 24, 2019.
On May 2, 2018, we and KCH Energy, LLC, a wholly-owned subsidiary of the Company (“KCH”), completed our acquisition of Summit Innovations, LLC (“Summit”), a leading distributor of solvents to the legal cannabis industry. Pursuant to the terms of the Agreement and Plan of Merger with Summit, Summit merged with and into KCH, with KCH as the surviving entity. KCH was subsequently renamed Kush Energy, LLC on January 2, 2019.
On July 11, 2018, we entered into a Membership Interest Purchase Agreement with the members of Zack Darling Creative Associates, LLC (“ZDCA”), parent of wholly-owned subsidiary, Hybrid Creative, LLC (“Hybrid”), a specialist design agency, whereby we purchased the entire issued membership interest of ZDCA. Following the acquisition, ZDCA operates as a wholly-owned subsidiary of ours, with Hybrid continuing to operate as a wholly-owned subsidiary of ZDCA.
On March 11, 2019, KCH Distribution Inc., dba Kush Supply Co. Canada was formed as the Canadian arm of KushCo’s business.
Sales and Marketing
We sell primarily into the business-to-business market, which includes brand owners, farmers, growers, processors, producers, distributors, and licensed retailers in states with legal medical and/or adult recreational use cannabis programs and legal CBD programs. We reach our large and diversified customer base through our direct sales force and our e-commerce website. Our operational personnel work closely with our sales personnel and customer service representatives to satisfy our customers’ needs through the distribution of high-quality products, on-time deliveries, value-added regulatory insight, and customized branding solutions and other services.
Our dedicated sales professionals maintain contact with existing clients and secure on-going orders, but also target new customers. We believe our “boots-on-the-ground” approach allows us to develop deep relationships with the key players in each major market and is vital in new emerging markets where value-add can be provided through educational and consultative sales messaging.
We are able to dedicate certain sales and marketing efforts to particular products, customers and/or geographic regions, as needed, which enables us to develop expertise that is highly valued by our customers.
Our marketing activities include brand and logo development, advertising and marketing through trade shows, trade publications, social media, websites, public relations, other promotional materials, and all other points of contact with customers and prospective customers.
Brand and Logo Development. We believe that we have built one of the strongest and most recognizable brands in the legal cannabis and CBD industries. We recognized early on the importance of creating a strong, identifiable and lasting brand that would separate our Company from the competition, and resonate with customers. Our logo, our name, the style of our ads, and all collateral material reflect our “brand image.”
Advertising & Marketing. We run ads periodically in certain trade publications and on specific websites that reach our target audience. We believe providing ongoing exposure to our brand and product offering enhances the value of our corporate brand. We maintain a list of our customers and prospects, and email them regularly. These campaigns may be seasonally based (such as holiday promotions) or may be “news” based to communicate important information to our customers and potential customers. Staying in touch with our customers and prospects is a key component in our marketing program.
Public Relations. We have an active public relations program, which has helped build the KushCo brand and position our Company not only as a leader in the industry, but as a company with an in-depth understanding of the various state and local regulations that govern the legal cannabis and CBD industries. We have appeared in numerous newspaper articles, online videos, digital media outlets, and television reports.
Other Promotional Materials. Our marketing personnel regularly design highly targeted brochures, sales sheets, and catalogs that we use in our sales and marketing programs. These professionally designed and quality-printed pieces help promote our Company while serving as useful sales tools.

Competition
We face competition from several competitors of varying sizes and geographic reach who produce and sell products similar to ours. We believe that we have differentiated ourselves from competitors based on several factors. We have built what we consider to be one of the strongest brands in the industry. We have a local sales presence in established and emerging medical and adult recreational use markets, such as Arizona, California, Colorado, Florida, Georgia, Illinois, Massachusetts, Michigan, New York, Washington, as well as Canada, which enable us to meet our customers’ demands at a speed and level of service that we believe surpasses that of the competition. We believe we have the highest quality and a comprehensive variety of products and services that meet our customers’ needs, given our status as a one-stop-shop solutions provider delivering a valuable product and service ecosystem. We believe we offer the best customized and branded packaging solutions in the market. Additionally, we believe our size and customer relationships give us significant insight and expertise in our industry. As a result, we have become more than just a supplier to our customers – we have become a trusted partner, with insight and recommendations that help our customers’ businesses grow and thrive. In addition, KushCo is committed to continuing to build its suite of proprietary and innovative products that are exclusive to the Company.
Intellectual Property
We currently hold a collection of intellectual property rights relating to our products and services, including patents and trademarks, and we have several pending patent and trademark applications. No single intellectual property right is solely responsible for protecting the Company's products and services. We believe the ownership of such intellectual property is important to help secure new customers, cross-sell more products to our existing customers, differentiate ourselves from our competitors and defend our competitive position. The Company believes the duration of its intellectual property rights is adequate relative to the expected lives of its products.
Customers
We service customers across several industries including all areas of the legal cannabis and CBD supply chains including brand owners, farmers, growers, processors, producers, distributors, and licensed retailers.
We have experienced growth in our large customer base as well as growth in the number of larger customers purchasing $500,000 or more per year. The table below shows our revenue (in thousands) for the years ended August 31, 2020 and 2019 from adult recreational use states in the United States, medical use only states in the United States, Canada and all other countries.

Shipping State / Province	2020 Revenue	% of 2020 Revenue	2019 Revenue	% of 2019 Revenue
CA	$21,371	18.8%	$73,638	49.4%
WA	8,845	7.8	11,543	7.7
CO	8,661	7.6	10,891	7.3
MI	7,212	6.3	4,013	2.7
OR	5,944	5.2	8,391	5.6
MA	4,988	4.4	4,850	3.3
NV	4,511	4.0	6,601	4.4
IL	4,141	3.6	1,181	0.8
ME	1,240	1.1	1,543	1.0
Other Rec States	730	0.6	1,240	0.8
Rec State Total	67,643	59.4	123,891	83.2
Medical Only States	34,676	30.5	15,943	10.7
Canada	8,321	7.3	2,473	1.7
Other Countries	187	0.2	568	0.4
Other U.S. States	3,010	2.6	6,079	4.1
Total	$113,837	100.0%	$148,954	100.0%
The table below breaks down full year 2020 and 2019 revenue (in thousands) by product category.

PRODUCT CATEGORY	2020 Revenue	% of 2020 Revenue	2019 Revenue	% of 2019 Revenue
Vape	$73,712	64.8%	$101,704	68.3%
Packaging, Papers & Supplies	27,125	23.8	28,231	19.0
Energy and Natural Products	9,345	8.2	14,502	9.7
Services	3,655	3.2	4,517	3.0
	$113,837	100.0%	$148,954	100.0%
As the industry matures and as we continue to cross-sell deeper into our customer base, the size of our largest customers has increased by overall spend as well as by the number of items purchased. We believe this trend is likely to continue and will benefit our “one-stop-shop” strategy for our customers’ ancillary needs.
Our larger customers are purchasing an ever-increasing variety of products. Our ability to cross-sell SKUs allows us to secure improved pricing as a result of our increased scale and purchasing power, and enables us to develop deeper relationships with our customers.

Customer Concentration

We had one customer which accounted for approximately 10% of revenue, for the fiscal year ended August 31, 2020. We had two customers, which accounted for approximately 14% and 10% of revenue, respectively, for the fiscal year ended August 31, 2019.

Sources and Availability of Products
We source and purchase parts, products and accessories from different suppliers from time to time. We believe that we have maintained strong relationships with our suppliers. We expect that such relationships will continue into the foreseeable future, but we can provide no assurances that these relationships will continue. Based on our experience, we believe that adequate quantities of the raw materials that we use to manufacture our parts, products and accessories (e.g., plastic resins) will continue to be available at market prices, but we can provide no assurances as to such availability or the prices for such materials.
Segments
We operate as one operating segment. As defined in ASC Topic 280, Segment Reporting, operating segments are components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (our Chief Executive Officer), in deciding how to allocate resources and assess performance. Over the last five years, we have completed a number of acquisitions. These acquisitions have allowed us to expand our offerings, presence and reach in the legal cannabis and CBD industries. However, the majority of our offerings operate similarly, and our chief operating decision maker evaluates financial information and resources and assesses the performance of these resources on a consolidated basis.
Employees
As of the date of this filing, we have a total of 109 employees, of which 108 are considered full-time employees. Our employees work at our facilities located across the U.S. Our relations with employees remain satisfactory and there have been no significant work stoppages or other labor disputes.
Environmental Matters and Government Regulation
The U.S. Food and Drug Administration (“FDA”) regulates the material content of direct-contact food and drug packages, including certain packages we sell pursuant to the Federal Food, Drug and Cosmetics Act. FDA can order a recall if the agency determines that there is a reasonable probability that the article is adulterated or misbranded under the FDCA and that the use of or exposure to such article will cause serious adverse health consequences or death. In addition to federal law, states, cities and other countries in which we sell our products may impose similar laws. The majority of our products do not come into direct contact with food, as our customers typically package their food products in inner packaging, utilizing our products as an outer packaging.
Certain of our products are also regulated by the Consumer Product Safety Commission (“CPSC”) pursuant to various federal laws, including the Consumer Product Safety Act and the Poison Prevention Packaging Act. The CPSC is the primary federal regulatory agency with jurisdiction over protecting the public from unreasonable risks of injury or death associated with the use of and exposure to consumer products. Consumer products are widely defined and likely include the type of packaging products we produce. When the CPSC determines there is an undue risk of harm associated with exposure to or use of a regulated product, it has wide administrative powers to require investigation of the product as well as disclosure of information related to sales and distribution of the product. Ultimately, the CPSC can require injunctive measures (e.g., product recalls and product refunds) as well as separate monetary sanctions, which are determined after considering relevant equitable factors including but not limited to the severity of the harm, the level of knowledge or intent associated with the violation, any history of violations, etc.
The plastics industry, which includes us, is subject to federal, state, local and foreign legislation designed to reduce solid waste by requiring, among other things, plastics to be degradable in landfills and contain minimum levels of recycled content, various recycling requirements, disposal fees, and limits on the use of plastic products. Certain states have also enacted legislation requiring products packaged in plastic containers to comply with standards intended to encourage recycling and increased use of recycled materials. In addition, various consumer and special interest groups have lobbied from time to time for the implementation of these and other similar measures. We believe that the legislation promulgated to date and such initiatives to date have not had a material adverse effect on us. There can be no assurance, however, that any such future legislative or regulatory efforts or future initiatives would not have a material adverse effect on us.
Thirty-four states, the District of Columbia and Canada currently have laws legalizing marijuana in some form. We do not believe that federal or any state laws prohibit us from selling our products or offering our services to cannabis operators. See, however, the risk factors in Item 1A - Risk Factors under the captions “Cannabis remains illegal under U.S. federal law, and therefore, strict enforcement of U.S. federal laws regarding cannabis would likely result in our inability and the inability of our customers to execute our respective business plans,” “States which have not approved any legal sale of marijuana may seek to overturn laws legalizing cannabis use in neighboring states, which if successful, could result in legal action against such neighboring states and have a significant negative effect on our business,” and “We and our customers may have difficulty accessing the services of financial institutions and related financial services, which may make it difficult to sell our products and services.”
Emerging Growth Company
We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and will continue to be an emerging growth company until August 31, 2021. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
Corporate and Available Information
Our principal corporate offices are located at 6261 Katella Avenue, Suite 250, Cypress, California 90630 and our telephone number is (714) 243-4311. Our internet address is ir.kushco.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). Our SEC reports can be accessed through the Investor Relations section of our website.

Item 1A.  Risk Factors
Risks Related to Our Business
The COVID-19 pandemic has caused severe disruptions in the U.S. and global economies and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration.
The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in the financial markets. Many countries, including the United States, have reacted to the pandemic by instituting quarantines, mandating business and school closures and restricting travel. COVID-19 has had and could continue to have material and adverse effects on our ability to successfully operate due to, among other factors:
•a general decline in business activity, especially as it relates to our customers’ expansion or consolidation activities;
•the continued classification of medical and/or recreational cannabis stores and/or dispensaries as “non-essential” in some states, which has resulted in these retail outlets having to temporarily shut down or materially adjust their operations;
•the destabilization of the markets, which could negatively impact our customer growth and access to capital, along with our customers’ ability to make payments to us for their purchase orders;
•severe disruptions to and instability in the global financial markets, and deterioration in credit and financing conditions, which could affect our ability to access capital necessary to fund business operations or our ability to address maturing liabilities on a timely basis on favorable terms, or at all;
•the potential negative impact on the health of our personnel, or the personnel of our customers, vendors, and partners, especially if a significant number of them are impacted;
•our inability to ensure business continuity;
•a material disruption in our supply chain, which has affected and could continue to affect our ability to source products from vendors on a timely basis or on favorable terms; and
•the rapid development and fluidity of this situation makes it difficult to predict the full extent of the impact of COVID-19 on our business and operations. We will continue to assess the impact of COVID-19 on our business.
If we do not successfully generate additional products and services, or if such products and services are developed but not successfully commercialized, we could lose revenue opportunities. Our future success depends on our ability to grow and expand our customer base. Our failure to achieve such growth or expansion could materially harm our business.
Our future success depends, in part, on our ability to expand our product and service offerings. To that end we have engaged in the process of identifying new opportunities to provide additional products and related services to our customers. The processes of identifying and commercializing new products is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging trends, our business could be harmed. We have already and may continue to commit significant resources to commercializing new products before knowing whether our investments will result in products the market will accept. Furthermore, we may not execute successfully on commercializing those products because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and a reduction in our net sales and earnings.
The success of new products depends on many factors, including proper new product definition, timely completion, and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify additional new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.
To date, our revenue growth has been derived from the sale of our products and services. Our success and the planned growth and expansion of our business depend on us achieving greater and broader acceptance of our products and services and expanding our customer base. There can be no assurance that customers will purchase our products or services or that we will continue to expand our customer base. If we are unable to effectively market or expand our product offerings, we will be unable to grow and expand our business or implement our business strategy. This could materially impair our ability to increase sales and revenue and materially and adversely affect our margins, which could harm our business and cause our stock price to decline.

Our suppliers could fail to fulfill our orders for parts used to assemble our products, which would disrupt our business, increase our costs, harm our reputation, and potentially cause us to lose our market.
We depend on third party suppliers around the world, including in China, for materials used to assemble our products. These suppliers could fail to produce products to our specifications or in a workmanlike manner and may not deliver the materials or products on a timely basis. Our suppliers may also have to obtain inventories of the necessary parts and tools for production. Any change in our suppliers’ approach to resolving production issues could disrupt our ability to fulfill orders. If we are required to find new suppliers, our business may be disrupted and orders may be delayed if we are unable to timely secure their replacements, Such disruptions in our business and/or delays in fulfilling orders could harm our reputation and could potentially cause us to lose our market.
If significant tariffs or other restrictions are placed on our goods imported into the United States or Canada from China or any related counter-measures are taken by China, or if such tariffs are increased, our revenue, financial condition, and results of operations may be materially harmed.
If significant tariffs or other restrictions are placed on goods imported into the United States or Canada from China or any related countermeasures are taken by China, our revenue and results of operations may be materially harmed. The Trump Administration has altered trade terms between China and the United States, including by limiting trade with China and/or imposing additional tariffs on imports from China. In August 2018 The U.S. Trade Representative imposed additional duties of 25% on certain goods from China. Thereafter, in September 2018, the U.S. Trade Representative imposed additional duties of 10% on a variety of other goods imported from China. In September 2019 the 10% additional tariff was raised to 25% on the affected goods. These additional 25% tariffs apply primarily to our vaporizer and vaporizer accessory products, and as a result, the cost of our products may increase. In addition, any such additional tariffs may also make our products more expensive for consumers, which may reduce consumer demand. We may need to offset the financial impact of thee tariffs by, among other things, moving our product manufacturing to other countries where feasible, modifying other business practices or raising prices. If we are not successful in offsetting the impact of any such tariffs, our revenue, gross margins, and operating results may be adversely affected.
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
We also often rely on non-disclosure and non-competition agreements to protect portions of our intellectual property portfolio. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that third parties will not otherwise gain access to our trade secrets or proprietary knowledge, or that third parties will not independently develop competitive products with similar intellectual property.
We could incur substantial liabilities from any product liability lawsuits successfully brought against us.
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
While we have not been a party to any product liability litigation and do not ourselves manufacture any products, several lawsuits have been brought against manufacturers and sellers of vaporizers and other smokeless products for injuries to health allegedly caused by use of such products. We may be subject to similar claims in the future relating to vaporizer products that we sell. We may also be named as a defendant in product liability litigation against one of our suppliers by association, including in class action lawsuits. In addition, we may see increasing litigation over our vaporizer products. If such lawsuits are filed against us in the future, we could incur substantial costs, including costs to defend the cases and possible damages awards.

If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit sales of our products. If we are unable to successfully defend future lawsuits against us, we could face at least the following potential consequences:
•decreased demand for our products;
•injury to our reputation;
•costs to defend the related litigation;
•a diversion of management's time and our resources;
•substantial monetary awards to users of our products;
•product recalls or withdrawals;
•loss of revenue; and
•a decline in our stock price
In addition, while we continue to take what we believe are appropriate precautions, we may be unable to avoid significant liability if any product liability lawsuit is brought against us.
There is uncertainty regarding the regulation of vaporization products and certain other consumption accessories. Increased regulatory compliance burdens and recent temporary bans on the sales of certain cannabis vaporization products could have a material adverse impact on our business development efforts and our operations.
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
Our strategy envisions growing our business. We are actively expanding our product, sales, administrative and marketing operations. Any growth in or expansion of our business is likely to continue to place a strain on our management and administrative resources, infrastructure and systems. As with other growing businesses, we expect that we will need to further refine and expand our business development capabilities, our systems and processes and our access to financing sources. We also continue to hire, train, supervise, and manage a significant number of new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. We cannot assure that we will be able to:
•expand our products effectively or efficiently or in a timely manner;
•allocate our human resources optimally;
•meet our capital needs;
•identify and hire qualified employees or retain valued employees; or
•effectively incorporate the components of any business or product line that we may acquire in our effort to achieve growth.
Our inability or failure to manage our growth and expansion effectively could harm our business and materially and adversely affect our operating results and financial condition.
We face risks associated with strategic acquisitions.
Since our inception we have strategically acquired several businesses, and plan to continue to make strategic acquisitions, some of which may be material. These acquisitions may involve a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including the following, any of which could adversely affect our results of operations:
•Any acquired business could under-perform relative to our expectations and the price that we paid for it, or not perform in accordance with our anticipated timetable;
•We may incur or assume significant debt in connection with our acquisitions;
•Acquisitions could cause our results of operations to differ from our own or the investment community’s expectations in any given period, or over the long term; and
•Acquisitions could create demands on our management that we may be unable to effectively address, or for which we may incur additional costs.
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
This risk is enhanced in certain jurisdictions with stringent data privacy laws and, as we expand our products, offerings, and operations domestically and internationally, we may become subject to amended or additional laws that impose substantial additional obligations related to data privacy. For example, California adopted the California Consumer Privacy Act of 2018 (“CCPA”), which provides new data privacy rights for consumers and new operational requirements for businesses. The CCPA includes a statutory damages framework and private rights of action against businesses that fail to comply with certain CCPA terms or implement reasonable security procedures and practices to prevent data breaches. The CCPA went into effect in January 2020.
If we fail to retain key personnel and hire, train and retain qualified employees, we may not be able to compete effectively, which could result in reduced revenue or increased costs.
Our success is highly dependent on the continued services of key management and technical personnel. Our management and other employees may voluntarily terminate their employment at any time upon short notice. The loss of the services of any member of the senior management team, including our Chairman and Chief Executive Officer, Nick Kovacevich; our Chief Financial Officer, Stephen Christoffersen; our Chief Operating Officer, Rodrigo de Oliveira; or any of the managerial or technical staff may significantly delay or prevent the achievement of product development, our growth strategies and other business objectives. Our future success will also depend on our ability to identify, recruit and retain additional qualified technical and managerial personnel. We operate in several geographic locations where labor markets are particularly competitive, where demand for personnel with these skills is extremely high and is likely to remain high. As a result, competition for qualified personnel is intense, particularly in the areas of general management, finance, engineering and science, and the process of hiring suitably qualified personnel is often lengthy and expensive and may become more expensive in the future. If we are unable to hire and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced.
Our operating results, including net sales, gross margin and net income (loss), as well as our stock price have fluctuated in the past, and our future operating results will continue to be subject to quarterly and annual fluctuations based upon numerous factors, including those discussed in this Item 1A and throughout this report. Our stock price will continue to be subject to daily fluctuations as well. Our future operating results and stock price may not follow any past trends or meet our guidance and expectations.
Our net sales and operating results, net income (loss) and operating expenses, and our stock price have fluctuated in the past and may fluctuate significantly from quarter to quarter and from year to year. We believe a number of factors, many of which are outside of our control, could cause these fluctuations and make them difficult to predict, including:
•fluctuations in demand for our products or downturns in the industries that we serve;
•our ability to manage our suppliers across our diverse product lines, including our ability to successfully procure products from various locations at the quantity, quality and price desired;
•our ability to develop, introduce, manufacture and ship new and enhanced products in a timely manner without defects and the rate of market acceptance of our new products;
•introductions of new products and product enhancements by our competitors, entry of new competitors into our markets, pricing pressures and other competitive factors;
•our ability and the ability of our contractual counterparts to comply with the terms of our contracts;
•rescheduling of shipments or cancellation of orders by our customers;
•the ability of our customers to access applicable credit markets and to pay for our products and services;
•our customers' ability to manage their susceptibility to adverse economic conditions;

•our ability to control expenses, including without limitation, costs and expenses associated with acquisition related activities;
•our ability to meet our expectations and forecasts and those of public market analysts and investors;
•damage to our reputation as a result of coverage in social media, Internet blogs or other media outlets;
•managing our employees and third-party representatives, including distributors, compliance with our internal controls and applicable laws;
•costs, expenses and damages arising from litigation; and
•currency fluctuations and stability, in particular the Chinese RMB and the U.S. dollar as compared to other currencies.
Our expenses for any given quarter are typically based on expected sales and if sales are below expectations in any given quarter, the adverse impact of the shortfall on our operating results may be magnified by our inability to adjust spending quickly enough to compensate for the shortfall. We also base our inventory levels on our forecasted product mix for the quarter. If the actual product mix varies significantly from our forecast, we may not be able to fill some orders during that quarter, which would result in delays in the shipment of our products. Accordingly, variations in timing of sales, particularly for our higher priced, higher margin products, may cause significant fluctuations in quarterly operating results.
Due to these and other factors, such as varying product mix, quarter-to-quarter and year-to-year comparisons of our historical operating results may not be meaningful. You should not rely on our results for any quarter or year as an indication of our future performance. Our operating results in future quarters and years may be below public market analysts' or investors' expectations, which would likely cause the price of our stock to fall. In addition, over the past several years, U.S. and global equity markets have experienced significant price and volume fluctuations that have affected the stock prices of many companies involved in the cannabis industry as well as in and outside our industry. There has not always been a direct correlation between this volatility and the performance of companies subject to these stock price fluctuations. These factors, as well as general economic and political conditions may have a material adverse effect on the market price of our stock in the future.
We may need additional capital in the future, and we may be unable to secure additional funding in the future or to obtain such funding on favorable terms.
Our inability to raise capital to finance our operations could materially limit our growth. Historically, we have raised capital through the sale of equity securities. To the extent that we raise additional equity capital, existing shareholders will experience dilution in the voting power and ownership of their common stock, and earnings per share, if any, will be negatively impacted.
We are a party to a revolving credit facility (the “Monroe Revolving Credit Facility”) with Monroe Capital Management Advisors, LLC (“Monroe”), which allows us to borrow up to $35.0 million, subject to the terms and conditions of the financing agreement. Any reductions in our available borrowing capacity under the Monroe Revolving Credit Facility, or our inability to renew or replace the Monroe Revolving Credit Facility or the senior note (the “New Senior Note”) to HB Sub Fund II LLC (“HB Sub Fund”), when needed or when business conditions warrant, could have a material adverse effect on our business, financial condition and results of operations. Further, any additional borrowings to finance operations could make us more vulnerable to a downturn in economic conditions or increases in interest rates on borrowings that are subject to interest rate fluctuations.
The amount and timing of our additional financing needs will vary based on among other things, timing of new product launches, investments and/or acquisitions, and the amount of cash flow from our operations. If our resources are insufficient to satisfy our cash requirements, we may seek to issue additional equity or debt securities or to obtain additional financing. If our cash flow from operations is insufficient to meet our debt service requirements, we could be required to sell additional equity securities, refinance our obligations, or dispose of assets in order to meet these requirements. There can be no assurance that any financing will be available to us when needed or will be available on terms acceptable to us. In addition, under the terms of our Amended Senior Note with HB Sub Fund, HB Sub Fund has the right to acquire 100% of any debt issuance and 15% of any equity issuance extended by the Company, which right could make it more difficult for us to complete a financing transaction. Our failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on our growth prospects and our business, financial condition and results of operations.

The Financing Agreement for the Monroe Revolving Credit Facility and New Senior Note with HB each contains financial and operating covenants that may restrict our business and financing activities.
The Financing Agreement and the New Senior Note each restricts, among other things, our ability to:
•make investment in or merge with or acquire all or substantially all of the assets or capital stock of another party;
•incur, assume, guarantee or cancel certain indebtedness;
•enter certain transactions with related parties;
•incur or assume any liens upon or with respect to any of our properties;
•make certain change in business objectives, purposes of operations; and
•sell, transfer, issue, convey, assign or otherwise dispose of assets or properties, subject to certain exceptions.
The financial and operating restrictions and covenants contained in the Financing Agreement and the New Senior Note, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control and we may not be able to meet those covenants. A breach of any of the covenants under the Financing Agreement and/or the New Senior Note, or either lender declaring that a material adverse event has occurred, could result in a default under the Financing Agreement and/or the New Senior Note, which could cause all of the outstanding indebtedness under the Monroe Revolving Credit Facility and/or the New Senior Note, as applicable, to become immediately due and payable.
If we default on our obligations to HB Sub Fund, HB Sub Fund could accelerate our obligations under the Senior Note and exercise remedies including their right to collect on our outstanding obligations, which would harm our business, financial condition, and results of operations, and could require us to reduce or cease operations.
We have issued a senior note to HB Sub Fund in the principal amount of $22.0 million. If we default on our obligations under the Senior Note, or fail to pay our obligations under the Senior Note in full upon maturity, HB Sub Fund could exercise remedies to enforce such obligations, which would harm our business, financial condition, and results of operations, and could require us to reduce or cease operations. Pursuant to the terms of that certain Intercreditor Agreement, by and among the Company, HB Sub Fund, and Monroe, dated August 21, 2019, HB Sub Fund has agreed, among other things, that it will not seek payment on the Senior Note based on a default under either the Financing Agreement or the Senior Note for a period of up to 45 days.
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

Charges to earnings resulting from the application of the acquisition method of accounting to our various acquisitions may adversely affect our results of operations. If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings and our ability to borrow under our asset-based Monroe Revolving Credit Facility may be significantly impaired.
In accordance with generally accepted accounting principles, we have accounted for acquisitions using the acquisition method of accounting. Under the acquisition method of accounting, we allocate the total purchase price of an acquired company's net tangible and identifiable intangible assets based upon their estimated fair values at the acquisition date. We record the excess of the purchase price over net tangible and identifiable intangible assets as goodwill. We have incurred and will continue to incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets we have acquired. In addition, to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets. These depreciation, amortization and potential impairment charges could have a material impact on our results of operations.
Under accounting principles generally accepted in the United States, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered in determining whether a change in circumstances indicating that the carrying value of our goodwill or other intangible assets may not be recoverable include declines in our stock price and market capitalization or future cash flows projections. A decline in our stock price, or any other adverse change in market conditions, particularly if such change has the effect of changing one of the critical assumptions or estimates we used to calculate the estimated fair value of our reporting units, could result in a change to the estimation of fair value that could result in an impairment charge. Any such material charges, whether related to goodwill or purchased intangible assets, may have a material negative impact on our financial and operating results. In addition, under our asset-based Monroe Revolving Credit Facility, our lenders can impose additional reserves, which would reduce our ability to borrow and access to capital to operate our business.
Risks Relating to Our Industry
Cannabis remains illegal under U.S. federal law, and therefore, strict enforcement of U.S. federal laws regarding cannabis would likely result in our inability and the inability of our customers to execute our respective business plans.
Cannabis is a Schedule I controlled substance under the Controlled Substances Act of 1970 (the “CSA”), as amended. Even in those jurisdictions in which adult-recreational and medical use of cannabis has been legalized at the state level, the possession, use and cultivation all remain violations of federal law that are punishable by imprisonment, substantial fines and forfeiture. Moreover, individuals and entities may violate U.S. federal law if they intentionally aid and abet another in violating these federal controlled substance laws or conspire with another to violate them. The U.S. Supreme Court has ruled in United States v. Oakland Cannabis Buyers' Coop. and Gonzales v. Raich that it is the federal government that has the right to regulate and criminalize the sale, possession and use of cannabis, even for medical purposes. We would likely be unable to execute our business plan if the federal government were to strictly enforce federal law regarding cannabis.
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
Congress previously enacted an omnibus spending bill that includes a provision prohibiting the DOJ (which includes the Drug Enforcement Agency (the “DEA”)) from using funds appropriated by that bill to prevent states from implementing their medical-use cannabis laws. This provision is currently set to expire on December 31, 2020, unless further extended by Congressional action. In USA vs. McIntosh, the U.S. Court of Appeals for the Ninth Circuit held that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. However, the Ninth Circuit's opinion, which only applies to the states of Alaska, Arizona, California, Hawaii, and Idaho, also held that persons who do not strictly comply with all state laws and regulations regarding the distribution, possession and cultivation of medical-use cannabis have engaged in conduct that is unauthorized, and in such instances the DOJ may prosecute those individuals.

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
Federal prosecutors have significant discretion and no assurance can be given that the federal prosecutor in each judicial district where we operate will not choose to strictly enforce the federal laws governing cannabis production or distribution. Any change in the federal government's enforcement posture with respect to state-licensed cultivation of cannabis, including the enforcement postures of individual federal prosecutors in judicial districts where we operate, would result in our inability to execute our business plan, and we would likely suffer significant losses, which would adversely affect the trading price of our securities. We have not requested or obtained any opinion of counsel or ruling from any authority to determine if our operations are in compliance with or violate any state or federal laws or whether we are assisting others to violate a state or federal law. If our operations are deemed to violate any laws or if we are deemed to be assisting others to violate a state or federal law, any resulting liability could cause us to modify or cease our operations.
States that have not approved any legal sale of marijuana may seek to overturn laws legalizing cannabis use in neighboring states, which if successful, could result in legal action against such neighboring states and have a significant negative effect on our business.
Due to variations in state law among states sharing borders, certain states which have not approved any legal sale of marijuana may seek to overturn laws legalizing cannabis use in neighboring states. For example, in December 2014, the attorneys general of Nebraska and Oklahoma filed a complaint with the U.S. Supreme Court against the state of Colorado arguing that the Supremacy Clause (Article VI of the Constitution) prohibits Colorado from passing laws that conflict with federal anti-drug laws and that Colorado’s laws are increasing marijuana trafficking in neighboring states that maintain marijuana bans, thereby putting pressure on such neighboring states’ criminal justice systems. In March 2016 the Supreme Court, voting 6-2, declined to hear this case, but there is no assurance that it will not do so in the future. Additionally, nothing prevents these or other attorneys general from using the same or a similar cause of action for a lawsuit in a lower federal or other court.
Previously, the Supreme Court has held that drug prohibition is a valid exercise of federal authority under the commerce clause; however, it has also held that an individual state is not required to adopt or enforce federal laws with which it disagrees. If the Supreme Court rules that a legal cannabis state’s legislation is unconstitutional, that could result in legal action against other states with laws legalizing medical and/or recreational cannabis use. Successful prosecution of such legal actions by non-marijuana states could have significant negative effects on our business.
We and our customers may have difficulty accessing the service of banks, which may make it difficult to sell our products and services.
Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statute and the U.S. Bank Secrecy Act. Guidance issued by the Financial Crimes Enforcement Network (“FinCen”), a division of the U.S. Department of the Treasury, clarifies how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. Furthermore, supplemental guidance from the DOJ directs federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memo when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. Nevertheless, banks remain hesitant to offer banking services to cannabis-related businesses. Consequently, those businesses involved in the cannabis industry continue to encounter difficulty establishing banking relationships. Our inability to maintain our current bank accounts would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical and security challenges and could result in our inability to implement our business plan.
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
We facilitate the sale and distribution of products containing CBD, a form of cannabis. The Agriculture Improvement Act of 2018 (the “2018 Farm Bill”), which was signed into law by President Trump on December 20, 2018, removed the classification of industrial hemp (defined in the 2018 Farm Bill as Cannabis sativa L. with a delta-9 tetrahydrocannabinol (“THC”) concentration of not more than 0.3 percent on a dry weight basis), which includes industrial hemp-based CBD, as a controlled substance under the CSA. The declassification of industrial hemp opened the path for broad commercial cultivation of the crop and, among other things, the use of its byproducts in consumer goods, including CBD.
Although industrial hemp has been removed from the list of “controlled substances” under the CSA, some states still classify industrial hemp and its byproducts as a controlled substance under applicable state criminal laws, making the possession, sale, and distribution of any such products illegal under such state laws. Although most states have implemented changes to their criminal laws in response to the 2018 Farm Bill, there can be no assurance that every state will follow suit. Additionally, even in states that have changed their criminal laws, many states have adopted strict and nuanced labeling and other requirements for products containing CBD. As a result, applicable state and local laws or regulations regarding industrial hemp-based CBD and products containing industrial hemp-based CBD could restrict the CBD brokerage services we offer or impose additional compliance costs on us or our customers.
On August 20, 2020, the DEA issued interim final rules codifying the amendments to the CSA resulting from the 2018 Farm Bill. Among other things, the DEA rules state that any hemp derivative, extract, or product that exceeds the 0.3 percent THC concentration remains a Schedule I controlled substance, even if the plant from which it was derived contained 0.3 percent or less THC on a dry weight basis (i.e., hemp). The result of this rule making is that the DEA may consider any hemp extract that temporarily exceeds 0.3 percent THC concentration during the extraction process to be a Schedule I controlled substance, even if the THC concentration is subsequently reduced to 0.3 percent or less. These rules are currently effective but are subject to adoption of final rulemaking by the DEA. Violations of applicable laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations.
FDA regulation regarding the sale or distribution of products containing CBD could make it difficult for our customers to operate their business, increase their operating costs, and pose additional operational, logistical and security challenges, which in turn could have a material adverse effect on our business, financial condition and results of operations.
FDA has the authority to regulate the production and sale of hemp pursuant to the FDCA, and section 351 of the Public Health Service Act (addressing the regulation of biological products). Shortly after the 2018 Farm Bill became law, the FDA issued a statement that any cannabis product, whether derived from industrial hemp or otherwise, marketed with a disease claim (e.g., a claim of therapeutic benefit or disease prevention) must be approved by FDA for its intended use through one of the drug approval pathways prior to it being introduced into interstate commerce. FDA has approved Epidiolex, which contains a purified form of the drug substance CBD for the treatment of seizures associated with Lennox-Gastaut syndrome, Dravet syndrome and tuberous sclerosis complex in patients 1 year of age or older. FDA has not approved any other drug products containing CBD.
Following the passage of the 2018 Farm Bill, FDA also stated that introducing or delivering for introduction into interstate commerce food or beverages containing added CBD (or THC), regardless of source, is currently illegal under the FDCA. In December 2018, FDA completed its evaluation of three generally recognized as safe (GRAS) notices for three hemp seed-derived food ingredients: hulled hemp seed, hemp seed protein powder, and hemp seed oil and determined that these products can be legally marketed in human foods for the uses described in those notices, provided that they comply with all other requirements. In November 2019, FDA determined that based on the lack of scientific information supporting the safety of CBD in food, the agency could not conclude that CBD is GRAS for its use in human or animal food. Additionally, FDA has concluded that THC and CBD products cannot lawfully be marketed as dietary supplements.
The FDA has since indicated that it would issue regulations regarding the addition of food, beverages, and dietary supplements containing CBD, and conducted a public hearing on May 31, 2019 to obtain scientific data and information about the safety, manufacturing, product quality, marketing, labeling, and sale of products containing cannabis or cannabis- derived compounds. On December 20, 2019, the Further Consolidated Appropriations Act, 2020 (P.L. 116-94), was enacted into law, which provided FDA with appropriations under Division B, the Agriculture, Rural Development, Food and Drug Administration, and Related Agencies Act, 2020, for the fiscal year ending September 30, 2020. The accompanying Joint Explanatory Statement directed FDA to provide a report within 60 days of enactment regarding the Agency’s progress toward obtaining and analyzing data to help determine a policy of enforcement discretion and the process in which CBD meeting the definition of hemp will be evaluated for use in FDA-regulated products. FDA issued its report in March 2020 and indicated that it is still working to develop a plan “that includes evaluating issuance of a risk-based enforcement policy that would provide greater transparency and clarity regarding FDA’s enforcement priorities while FDA potentially engages in the process of a rulemaking." FDA repeated concerns over possible safety risks and a lack of data and encouraged and supported research to further explore the safety and therapeutic potential of CBD and other cannabis compounds. FDA noted its intention to continue taking action to address violations that it feels pose the greatest risk of harm to the public and indicated that it is actively working to evaluate potential lawful pathways for the marketing of CBD.
Any regulations that the FDA issues in the future relating to the sale of food, beverages, and dietary supplements containing CBD in interstate commerce could make it more difficult for our customers to operate their business; increase their operating costs; and pose additional operational, logistical and security challenges, which in turn could have a material adverse effect on our business, financial condition and results of operations.
If commercial cultivation of industrial hemp is deemed to be a violation of federal law, we may be subject to federal enforcement actions, which could adversely affect our business and harm our reputation and brand.
The 2018 Farm Bill empowers the United States Department of Agriculture (the “USDA”) to implement a program to certify state and Indian tribe permitting for the commercial cultivation of industrial hemp. On October 29, 2019, the USDA released the text of its interim final rule for regulations establishing such a program, which include specific requirements about permitting of cultivators, testing of cultivated hemp, and land maintenance, among other things (the “Interim Rules”). Such Interim Rules became effective on November 1, 2019 by their terms; however, the USDA has invited public comment on the Interim Rules, in anticipation of final rules to be implemented by the USDA in the future (the “Final Rules”). In September 2020, the USDA reopened the comment period for the rule. In October 2020, Congress passed a bill that includes a one-year deadline extension for states to file plans for regulating hemp.
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
Risks Relating to Our Internal Controls
If we fail to establish or maintain effective internal controls over financial reporting, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our common stock may, therefore, be adversely impacted.
Our reporting obligations as a public company place a significant strain on our management, operational and financial resources, and systems for the foreseeable future. Annually, we are required to prepare a management report on our internal controls over financial reporting containing our management’s assessment of the effectiveness of our internal control over financial reporting. Management concluded that our internal controls over financial reporting were not effective as of August 31, 2020. We will cease to be an emerging growth company on August 31, 2021. Thereafter, our independent registered public accounting firm may be required to provide an attestation report on our internal control over financial reporting if we cease to qualify as a smaller reporting company. Even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may disagree or may issue a report that is qualified if it believes that our controls or the level at which our controls are documented, designed, operated or reviewed are inadequate.
Our restatement of previously issued consolidated financial statements has resulted in significant legal and accounting expenditures to us and could result in further expenses, a loss of investor confidence, a negative impact on our stock price, and other risks.
As discussed in the Explanatory Note, Note 2, “Restatement” and in Note 18, “Quarterly Information (unaudited)” under Item 8 of the amendment to our Annual Report on Form 10-K for the year ended August 31, 2018, filed with the SEC on April 11, 2019, we concluded that our previously-issued consolidated financial statements for the fiscal years ended August 31, 2018 and 2017, and for each of the interim periods ended May 31, 2017, November 30, 2017, February 28, 2018, and May 31, 2018, should no longer be relied upon. The determination that these financial statements should no longer be relied upon and our decision to restate these financial statements was made following the identification of errors in the accounting of share-settled contingent consideration paid by us in connection with certain acquisitions. We filed restated consolidated financial statements with the SEC for all impacted periods on April 11, 2019 (the “Restatement”).
We have incurred significant legal and accounting expenditures as a result of these misstatements and have become subject to a number of additional risks and uncertainties. We are a party to four shareholder derivative lawsuits and one class-action lawsuit relating to the Restatement. See Item 3. “Legal Proceedings” for additional information.
If we do not prevail in the shareholder litigation matters, we may be required to pay substantial damages or settlement costs. In addition, as a result of these misstatements, we may continue to be at risk for further government investigations, shareholder litigation, and additional accounting and legal fees in connection therewith, as well as loss of investor confidence in us, and a negative impact on our stock price.
We are remediating certain internal controls and procedures, which, if not successful, could result in additional misstatements in our financial statements negatively affecting our results of operations.
We are in the process of implementing certain remediation measures in response to the above-described financial misstatements. See Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K for the year ended August 31, 2019 for a description of these remediation measures. To the extent these steps are not successful, not sufficient to correct our material weaknesses in internal controls over financial reporting, or are not completed in a timely manner, future financial statements may contain material misstatements and we could be required to restate our financial results. Any of these matters could adversely affect our business, reputation, revenues, results of operations, financial condition, and stock price, and limit our ability to access the capital markets through equity or debt issuances.
Risks Related to Ownership of our Securities
The trading market for our common stock is limited.
We are quoted on the OTCQX under the trading symbol “KSHB” and are not traded or listed on any securities exchange. The OTCQX is regarded as a junior trading venue. This may result in limited shareholder interest and lower prices for our common stock than might otherwise be obtained. In addition, it may be difficult for our shareholders to sell their shares without depressing the market price of our shares or at all. As a result of these and other factors, our shareholders may not be able to sell their shares. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter strategic partnerships or acquire companies or products by using our shares of common stock as consideration. If an active market for our common stock does not develop or is not sustained, it may be difficult for our shareholders to sell shares of our common stock.
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
In the past, we have conducted private placements with accredited investors pursuant to Regulation D under the Securities Act. We filed Form Ds relating to such private placements with the SEC but have not made any notice filings with state securities regulators with respect to private placements conducted prior to June 2018. State securities regulators may assess penalties and fines on us in the future based on our failure to make such notice filings.
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
Your percentage ownership will be diluted in the future as a result of equity awards that we expect will be granted to our directors, officers and employees, as well as any shares of common stock, or securities convertible into common stock, we issue in connection with future capital raising or strategic transactions. Our 2016 Stock Incentive Plan provides for the grant of equity-based awards to our directors, officers and consultants. The issuance of any shares of our stock will dilute the proportionate ownership and voting power of existing security holders.
Substantial sales of common stock have and may continue to occur, or may be anticipated, which have and could continue to cause our stock price to decline.
We expect that we will seek to raise additional capital from time to time in the future, which may involve the issuance of additional shares of common stock, or securities convertible into common stock. We cannot predict the effect, if any, that these sales, or anticipation of such sales, will have on the market price of our common stock. Any future sales of significant amounts of our common stock, or the perception in the market that this will occur, may result in a decline in the price of our common stock.
Our principal stockholders, executive officers, and directors own a significant percentage of our common stock and will be able to exert a significant control over matters submitted to the stockholders for approval.
Our officers and directors, and principal stockholders collectively own a significant percentage of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, if they acted together, could significantly influence all matters requiring stockholder approval, including the election of directors. The interests of these stockholders may not always coincide with the interests of other stockholders.

We do not intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
We have never declared or paid any cash dividend on our common stock and do not currently intend to do so for the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Additionally, for so long as any loans under the Monroe Revolving Credit Facility or the New Senior Note remain outstanding, we would be required to obtain the prior written consent of Monroe or HB Sub Fund, as applicable, prior to declaring or paying any cash dividend or cash distribution on any of our capital stock. Therefore, the success of an investment in shares of our common stock will depend solely upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate or even maintain the price at which our stockholders have purchased their shares.
Item 1B.  Unresolved Staff Comments.
None.
Item 2.  Properties
At present, we do not hold title to any real property. All of our properties are leased or sub-leased. We do not have any mortgages, liens or encumbrances against any of our properties.
Our corporate headquarters is located at 6261 Katella Avenue, Suite 250, in Cypress, California, and consists of approximately 23,600 square feet of office space. The lease for this property expires in September 2025.
Our primary distribution center is located at 7375 Chapman Avenue in Garden Grove, California, and consists of approximately 45,917 square feet of primarily warehouse space. The lease for this property expires on August 1, 2023.
We lease a warehouse and distribution center consisting of approximately 13,600 square feet in Woodinville, Washington, which is utilized as a fulfillment and distribution center for the Pacific Northwest region. The lease for this property expires in January 2025.
We sublease a warehouse and distribution center consisting of approximately 66,300 square feet in Worcester, Massachusetts. The sublease for this property is set to expire in April 2022.
We also lease a warehouse and distribution center consisting of approximately 40,200 square feet in Taylor, Michigan. The lease for this property is set to expire in July 2024.
We believe that our properties and equipment are well-maintained, in good operating condition and adequate for our present needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms.
Item 3. Legal Proceedings
We may be subject to legal proceedings and claims that arise in the ordinary course of our business.
During fiscal year 2019, lawsuits were filed in California federal and state court by various purported shareholders against, the Company, each of the current members of our Board of Directors, and certain of our current and former officers, alleging, among other things, certain federal securities law violations and/or related breaches of fiduciary duties in connection with the Restatement. In general, the lawsuits assert the same or similar allegations, including that the defendants artificially inflated the Company’s securities prices by knowingly making materially false and misleading statements and omissions to the investing public about the Company’s financial statements, business, operations, management, and internal controls. These lawsuits are described below.
May v. KushCo Holdings, Inc., et al., filed April 30, 2019, Case No. 8:19-cv-00798-JLS-KES, U.S. District Court for the Central District of California. This putative shareholder class action against the Company and certain of its current and former officers of the Company alleges violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and seeks unspecified compensatory damages and other relief on behalf of a class of purchasers of the Company’s securities between July 13, 2017 and April 9, 2019, inclusive. In September 2019, the Court appointed co-lead plaintiffs and co-lead counsel for the plaintiffs. The lead plaintiffs’ amended complaint was filed in November 2019. In February 2020, the Company moved to dismiss the amended complaint. In September 2020, the Court granted the defendants’ motion to dismiss with leave to amend. On November 2, 2020, after the lead plaintiffs’ failed to file an amended complaint, the Court entered judgment in favor of the defendants, dismissing the action with prejudice.
Salsberg v. Kovacevich, et al., filed May 24, 2019, Case No. 8:19-cv-00998-JLS-KES, U.S. District Court for the Central District of California and Neysmith v. Baum, et al., filed May 31, 2019, Case No. 8:19-cv-01070-JLS-KES, U.S. District Court for the Central District of California. This purported shareholder derivative action against certain current and former directors and officers of the Company alleges, among other things, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The Company is named as a nominal defendant and the plaintiff seeks, among other things, corporate governance reforms, and disgorgement of profits, benefits, and compensation obtained by the defendants from the alleged conduct, to be paid to the Company. In September 2019, the Court consolidated these cases. In December 2019, the Court ordered a stay of this action pursuant to a stipulation of the parties.
Savage v. Kovacevich, et al., filed June 14, 2019, Case No. 30-2019-01077191-CU-MC-NJC, Superior Court of California, County of Orange. This purported shareholder derivative action against certain current and former directors and officers of the Company alleges, among other things, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The Company is named as a nominal defendant and the plaintiff seeks, among other things, corporate governance reforms, and unspecified damages and restitution from the defendants, to be paid to the Company. In August 2019, the Court ordered a stay of this action pursuant to a stipulation of the parties.
Bruno, et al. v. Kovacevich, et al., filed September 26, 2019, Case No. A-19-802660-C, Eighth Judicial District Court of the State of Nevada and Majchrzak v. Kovacevich, et al., filed October 2, 2019, Case No. A-19-902945-B, First Judicial District Court of the State of Nevada. These purported shareholder derivative actions against certain current and former directors and officers allege, among other things, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The Company is named as a nominal defendant in each action and the plaintiffs seek, among other things, equitable relief and unspecified damages from the defendants, to be paid to the Company. In August 2020 and September 2020, the Court ordered stays of the Majchrzak action and the Bruno action, respectively, pursuant to the plaintiffs' unopposed motions.
In addition, after fiscal 2019, in October 2020, a purported Company shareholder filed a shareholder derivative action and putative class action complaint (Choate v. Kovacevich, et al., filed October 1, 2020, Case No. 8:20-cv-01904-JLS-KES, U.S. District Court for the Central District of California) against certain current Company directors. The suit alleges, among other things, breach of fiduciary duty with respect to the administration of the Company's 2016 Stock Incentive Plan. The Company is named as a nominal defendant. The suit seeks declaratory relief and, from the director defendants, unspecified compensatory damages and other relief.
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
Holders
As of November 6, 2020, there were approximately 195 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.
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
None.
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
•that a broker or dealer approve a person’s account for transactions in penny stocks,
•the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.
•In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:
•obtain financial information and investment experience objectives of the person, and
•make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.
The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:
•sets forth the basis on which the broker or dealer made the suitability determination, and
•that the broker or dealer received a signed, written agreement from the investor prior to the transaction.
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
Overview
KushCo Holdings, Inc. (formerly known as Kush Bottles, Inc.) markets and sells a wide variety of ancillary products and services to customers operating in the regulated medical and adult recreational cannabis and hemp-derived CBD industries.
Our products primarily consist of bottles, jars, bags, tubes, containers, vape cartridges, vape batteries and accessories, labels and processing supplies, solvents, natural products, stainless steel tanks, and custom branded anti-counterfeit and authentication labels. We maintain relationships with a broad range of domestic and international manufacturers, which enables us to source a wide variety of products in a cost-effective manner and to pass such cost savings on to our customers. In addition to a complete product line, we have sophisticated labeling and customization capabilities, which allow us to add significant value to our customers’ packaging and vape hardware design processes, enabling them to turn their packaging and branding into an effective marketing tool. As more MSOs, LPs, and leading brands seek ways to further differentiate their brands and product lines, our customization capabilities and premium customer service help us win new product opportunities with both existing and new customers. Our products are relied upon by brand owners, farmers, growers, processors, producers, distributors, and licensed medical and adult recreational cannabis retailers.
Our services primarily consist of retail services and hemp trading services, which focus on facilitating compliant hemp transactions for in-network, pre-qualified farmers and a pre-qualified buyer network. Our retail services division focuses on building distribution networks of compliant hemp-derived CBD brands across conventional and other retail channels, including convenience, pet care, and beauty channels.
As a leader in custom and child-resistant compatible packaging, exclusive vape products, and unique service offerings, such as our hemp trading and retail services, we serve as a “one- stop-shop” for our customers, combining creativity with compliance knowledge and experience to provide solutions in various stages of the cannabis and CBD supply chain. Due to the complementary nature of our product and service ecosystem, we are able to successfully cross- sell into our existing customer base, while attracting new customers who are looking to consolidate their vendors and partner with a trusted and established source for nearly all ancillary cannabis and CBD solutions.
2020 Plan
During the second quarter of fiscal 2020, we adopted a comprehensive strategic plan (the “2020 Plan”) to more effectively execute our strategy of focusing our resources on more established, financially stable, and creditworthy customers (namely MSOs, LPs, and leading brands). In connection with the 2020 Plan, we began implementing a restructuring process designed to rationalize all aspects of our operations by, among other things, significantly reducing our overhead, implementing tighter expense controls, consolidating our warehouses, reducing our inventory, and drastically altering our sales strategy to focus more on these customers. We believe that this strategic shift and associated restructuring has resulted in a better forecast of demand, reduction of inventory and warehouse space, improved collections and cash flow, and potential revenue upside from these customers’ continued expansion and consolidation in the marketplace. For additional information see Note 16 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for further discussion.

Update on COVID-19
On March 11, 2020, the World Health Organization ("WHO") recognized COVID-19 as a global pandemic, prompting many national, regional, and local governments, including in the markets that we operate in, to implement preventative or protective measures, such as travel and business restrictions, temporary store closures, and wide-sweeping quarantines and stay-at-home orders. As a result, COVID-19 has significantly curtailed global economic activity, including in the regulated cannabis and CBD industries in which we operate.
COVID-19 has materially impacted our markets and sources of revenues, including without limitation, by and through the following:
•State and provincial mandates requiring the temporary closure of nonessential businesses, such as the temporary closure of adult recreational use stores in Massachusetts, Nevada, and Ontario, Canada, as well as the substantial closure of many retail storefronts that sell CBD;
•Restrictions and limitations on travel that have curtailed consumer demand in tourist-heavy markets, such as Nevada and Colorado, as well as a general negative effect on the ability of our sales force to meet with potential customers and secure new orders; and
•Our customers increasingly consolidating orders and purchasing less frequently in response to general macroeconomic and business uncertainty, creating a more volatile and irregular purchasing and revenue recognition pattern.
In addition, we have been impacted by business and supply chain interruptions resulting from the COVID-19 pandemic, including as a result of our suppliers operating with a lighter-than-normal staff in their warehouses and periodically closing their warehouses to conduct deep cleaning services, which disrupts our normal business activities, including our ability to process and ship orders to customers in a timely manner. The COVID-19 pandemic has also resulted in increased air freight costs, which we must pass on to our customers via a surcharge, as well as general difficulties in securing space on incoming freight from our international vendors in order to make room for essential items. We have experienced, and could continue to experience, delays in orders from vendors, particularly in countries where the pandemic has had a significant impact, such as in China.
The COVID-19 pandemic has also created significant disruption and volatility in the capital markets, which, depending on future developments, could impact our capital resources and liquidity. If we need to raise additional capital to support our operations in the future, we may be unable to access the capital markets, and additional capital may only be available to us on terms that could be significantly detrimental to our existing stockholders and to our business. The COVID-19 pandemic is also affecting our customers access to the capital markets and their general spending patterns. As a result of all these factors, our management has significantly reduced non-essential costs.
In response to the health and safety risks and challenges presented by the COVID-19 pandemic, we have been proactively and regularly implementing measures to protect our employees. These measures include, but are not limited to, the following:
•abiding by national, state, and local recommendations to require the wearing of protective face masks and practicing of social distancing;
•arranging for regular cleaning services of our facilities;
•providing hand sanitizers and other disinfectants at workstations;
•adopting remote working protocols, systems, and processes for nonessential employees to work from home;
•conducting mandatory employee temperature checks, and on some occasions, requiring mandatory testing for employees;
•reconfiguring facilities to promote social distancing;
•operating with a smaller workforce in our warehouse and with staggered schedules;
•adopting a temporary essential pay program for essential warehouse employees; and

•developing and launching an education and training platform to help employees navigate the current workplace landscape and practice general sanitation.
While we are actively working to successfully navigate the financial, operational, and personnel challenges presented by the COVID-19 pandemic, the full extent of the impact of COVID-19 on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which are uncertain, out of our control and cannot be predicted at this time.
Results of Operations
Operations Overview — Fiscal Years Ended August 31, 2020 and August 31, 2019
The following table presents our results of continuing operations:

	For the year ended August 31,
(in thousands, except percentages)	2020		2019
Net revenue	$113,837	100.0%	$148,954	100.0%
Cost of goods sold	106,265	93.3%	124,386	83.5%
Gross profit	7,572	6.7%	24,568	16.5%
Operating expenses:
Selling, general and administrative	71,314	62.6%	72,787	48.9%
Gain on disposition of assets	—	—%	(1,254)	(0.8)%
Change in fair value of contingent consideration	—	—%	(1,780)	(1.2)%
Impairment loss on intangible asset	1,156	1.0%	—	—%
Restructuring costs	8,358	7.3%	—	—%
Total operating expenses	80,828	71.0%	69,753	46.8%
Loss from operations	(73,256)	(64.4)%	(45,185)	(30.3)%
Total other income (expenses), net	(4,429)	(3.9)%	5,676	3.8%
Net loss before income taxes	(77,685)	(68.2)%	(39,509)	(26.5)%
Income tax benefit (expense)	29	—%	(127)	(0.1)%
Net loss	$(77,656)	(68.2)%	$(39,636)	(26.6)%

Comparison of Fiscal Years Ended August 31, 2020 and August 31, 2019
Revenue

	For the year ended August 31,
(in thousands, except percentages)	2020	2019	Variance	Percent Change
Net revenue	$113,837	$148,954	$(35,117)	(23.6)%
Total revenues decreased to $113.8 million for the fiscal year ended August 31, 2020 compared to $149.0 million for the fiscal year ended August 31, 2019, a decrease of $35.1 million or (23.6)%. The decrease was primarily attributed to the illicit market vape crisis, the adoption and implementation of our 2020 Plan, and restrictions due to the COVID-19 pandemic. The adverse state-specific regulatory actions taken in response to the illicit market vape crisis led customer purchasing patterns to recede, resulting in lower vape and natural products sales. Additionally, the adoption and implementation of our 2020 Plan to align with larger and more creditworthy MSOs, LPs and leading brands resulted in a reduction in credit risk with tighter credit terms for our smaller customers. While lower revenue was partially offset by higher shipping and tariff revenues and an increase in product sales from our larger and more creditworthy customers, the COVID-19 pandemic precipitated regulatory restrictions and shipping capacity constraints from China.

Cost of Goods Sold, Gross Profit and Gross Profit Percentage

	For the year ended August 31,
(in thousands, except percentages)	2020	2019	Variance	Percent Change
Cost of goods sold	$106,265	$124,386	$(18,121)	(14.6)%
Gross profit	7,572	24,568	(16,996)	(69.2)%
Gross profit percentage (gross profit as a percent of revenue)	6.7%	16.5%	(9.8)%
Gross profit for the fiscal year ended August 31, 2020 was $7.6 million, or 6.7% of revenue, compared to $24.6 million, or 16.5% of revenue, for the fiscal year ended August 31, 2019. The decrease in gross profit is primarily attributable to $15.4 million in inventory write downs as a result of right sizing inventory levels and $4.7 million in purchase order cancellation charges, both to align with our 2020 Plan, and lower sales as a result of the illicit market vape crisis and COVID-19, which were partially offset by higher shipping and tariff revenues.
Operating Expense

	For the year ended August 31,
(in thousands, except percentages)	2020	2019	Variance	Percent Change
Selling, general and administrative	$71,314	$72,787	$(1,473)	(2.0)%
Gain on disposition of assets	$—	$(1,254)	$1,254	(100.0)%
Change in fair value of contingent consideration	$—	$(1,780)	$1,780	(100.0)%
Impairment loss on intangible asset	$1,156	$—	$1,156	100.0%
Restructuring costs	$8,358	$—	$8,358	100.0%
Our total operating expenses for the fiscal year ended August 31, 2020 increased to $80.8 million, or 71.0% of total revenue, compared to $69.8 million, or 46.8% of total revenue for the fiscal year ended August 31, 2019, an increase of $11.1 million or 15.9%. Selling, general and administrative (“SG&A”) expenses was $71.3 million, or 62.6% of total revenue, for the fiscal year ended August 31, 2020 compared to $72.8 million, or 48.9% of total revenue, for the prior year, a decrease of $1.5 million. The decrease in SG&A expenses is due to lower compensation and benefits, facilities, professional fees, freight-out, and travel expenses related to the 2020 Plan and the COVID-19 pandemic. For the year ended August 31, 2020, operating expenses included a bad debt write-off of $9.7 million, and a restructuring expense of $8.4 million for severance and asset impairment charges associated with warehouse facility closures as part of the 2020 Plan. Additionally, we recorded a $1.2 million loss related to a trademark impairment. For the year ended August 31, 2019, operating expenses included a gain of $1.3 million and a gain of $1.8 million related to the disposition of assets and a change in the fair value of contingent consideration, respectively.
Other (Expense) Income, Net

	For the year ended August 31,
(in thousands, except percentages)	2020	2019	Variance	Percent Change
Other (expense) income, net	$(4,429)	$5,676	$(10,105)	(178.0)%
Other income (expense), net for the fiscal year ended August 31, 2020 was expense of $4.4 million compared to income of $5.7 million for the fiscal year ended August 31, 2019. The increase in other expense is attributed to a $4.2 million decrease in gain from the change in fair value of a warrant liability and a $1.1 million increase in loss from the change in fair value of an equity investment. Additionally, interest expense increased $3.6 million due to an increase in our credit line capacity and a short-term note payable, which was issued in April 2019.

Income Tax (Expense) Benefit

	For the year ended August 31,
(in thousands, except percentages)	2020	2019	Variance	Percent Change
Income Tax (Expense) Benefit	$29	$(127)	$156	(122.8)%
Our income tax benefit for the fiscal year ended August 31, 2020 was $29 thousand compared to an income tax expense in the prior year of $0.1 million. We maintained a valuation allowance against our net deferred tax assets as of August 31, 2020 and 2019 excluding a portion relating to indefinite life intangibles. Our current year income tax benefit is attributable to deferred tax benefits from losses that were carried back against taxable income in prior periods. Our prior year income tax expense relates to the increase in our deferred tax liability for indefinite-life intangibles.
Net Loss

	For the year ended August 31,
(in thousands, except percentages)	2020	2019	Variance	Percent Change
Net Loss	$(77,656)	$(39,636)	$(38,020)	95.9%
Our net loss for the fiscal year ended August 31, 2020 was $77.7 million compared to a net loss of $39.6 million for the fiscal year ended August 31, 2019. Basic and diluted loss per share for the fiscal year ended August 31, 2020 was $0.68. Basic and diluted loss per share for the fiscal year ended August 31, 2019 was $0.47 and $0.57, respectively.
Liquidity and Capital Resources
The table below summarizes selected liquidity data and metrics as of August 31, 2020 and 2019:

	August 31,
(in thousands, except percentages)	2020	2019
Cash and cash equivalents	$10,476	$3,944
Accounts receivable, net	$9,427	$25,972
Total current assets	$57,006	$85,893
Total current liabilities	$36,357	$32,628
Working capital surplus	$20,649	$53,265
We believe that our liquidity sources, which includes available borrowing under our revolving credit facility, cash on hand, funds provided by operations, cost savings resulting from the adoption and implementation of the 2020 plan, and participation in available funding programs instituted by various state and federal governments in response to COVID-19 will be adequate to fund our expenditures and working capital requirements for the next 12 months.
Sources and Uses of Cash

	August 31,
(in thousands, except percentages)	2020	2019
Cash provided by (used in):
Operating activities	$(19,707)	$(70,242)
Investing activities	$(5,048)	$(8,017)
Financing activities	$31,287	$68,736
Net cash used in operating activities for the fiscal year ended August 31, 2020 was $19.7 million compared to $70.2 million for the fiscal year ended August 31, 2019. The $50.5 million decrease was attributable to a $38.0 million increase in net loss, offset by higher non-cash expenses such as inventory reserves, bad debt write-offs and asset impairments, and lower receivables and inventory associated with our 2020 Plan.

Net cash used in investing activities for the fiscal year ended August 31, 2020 was $5.0 million compared to $8.0 million for the fiscal year ended August 31, 2019. The change is primarily attributed to lower levels of equipment purchases, technology investments and leasehold improvements during the fiscal year.
Net cash provided by financing activities for the fiscal year ended August 31, 2020 was $31.3 million compared to $68.7 million for the fiscal year ended August 31, 2019. The decrease is primarily attributed to $1.8 million in proceeds from short-term notes, net of debt discount compared to the prior year’s proceeds from Senior notes, net of debt discount of $16.4 million. In addition, we made $12.5 million in net repayments on our line of credit compared to $11.3 million in net proceeds in the prior year. Cash proceeds from the issuance of common stock slightly increased by $1.1 million to $42.1 million for the fiscal year ended August 31, 2020 compared to $41.0 million in the prior year.
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
Short-Term Debt
Senior Note with HB Sub Fund
On April 29, 2019, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with HB Sub Fund, pursuant to which we agreed to issue and sell, and HB Sub Fund agreed to purchase, a senior note (the “Original Note”) in a private placement offering in the aggregate principal amount of $21.3 million, with an original issue discount of $1.3 million, and received net proceeds of $20.0 million. The Original Note was a senior unsecured obligation, and unless earlier redeemed, was scheduled to mature on October 30, 2020. The Original Note did not bear interest, except upon the occurrence of an event of default.
On August 21, 2019, we entered into an exchange agreement (the “Exchange Agreement”) with HB Sub Fund in order to amend and waive certain provisions of the Securities Purchase Agreement and the Original Note and exchange the Original Note for (i) a new senior note (the “First Amended Senior Note”) for the same aggregate principal amount as the Original Note and (ii) a warrant to purchase up to 650,000 shares of our common stock at an exercise price of $4.25. The warrants have an expiration date of August 21, 2024 and have not been exercised. As of August 21, 2019, the Warrants were reclassified from a derivative liability to equity with a corresponding adjustment to additional paid-in capital. The fair value of the warrants was determined using a Black-Scholes model as of August 21, 2019 and was equal to $792 thousand. Similar to the terms of the Original Note, the First Amended Senior Note was scheduled to mature on October 30, 2020, at which time we would be required to pay HB Sub Fund an amount in cash representing 120% of all outstanding principal, less original issue discount, plus any accrued and unpaid interest and accrued and unpaid late charges. Similar to the terms of the Original Note, the First Amended Senior Note did not bear interest except upon the occurrence of an event of default.
On November 8, 2019, we entered into a Second Exchange Agreement (“Second Exchange Agreement”) with HB Sub Fund, pursuant to which we amended the First Amended Senior Note (the “Second Amended Senior Note”). Pursuant to the terms of the Second Amended Senior Note, the maturity date was extended to April 29, 2021, the aggregate principal amount of the Second Amended Senior Note was increased to approximately $24.0 million and the original issue discount was increased to $1.5 million. Upon maturity of the Second Amended Senior Note, we would be required to pay HB Sub Fund an amount in cash representing 120% of all outstanding principal, less original issue discount, plus any accrued and unpaid interest and accrued and unpaid late charges. Similar to the terms of the Original Note, the Second Amended Senior Note did not bear interest except upon the occurrence of an event of default.

On June 9, 2020, we entered into a Third Exchange Agreement (the “Third Exchange Agreement”) with HB Sub Fund in order to (x) amend and waive certain provisions of the Securities Purchase Agreement and the Second Amended Senior Note, and (y) exchange the Second Amended Senior Note without any cash consideration for (i) a new senior note in the aggregate principal amount of $22.0 million (the “Third Amended Senior Note”) and (ii) 5,347,594 shares of our common stock (the “Third Exchange Shares”). The exchange of principal and Third Exchange Shares was accounted for as an extinguishment of debt, and a loss on extinguishment of $1.65 million was recorded in the statement of operations for the fiscal year ended August 31, 2020.
On November 10, 2020, the Company entered into a Fourth Exchange Agreement (the “Fourth Exchange Agreement”) with HB Sub Fund in order to (x) amend and waive certain provisions of the Securities Purchase Agreement and the Third Amended Senior Note, and (y) exchange the Third Amended Senior Note without any cash consideration for (i) a new senior note in the aggregate principal amount of $19.0 million (the “Fourth Amended Senior Note”) and (ii) 4,687,500 shares of our common stock (the “Fourth Exchange Shares”).
Similar to the terms of the Third Amended Senior Note, the Fourth Amended Senior Note will mature on April 29, 2021, subject to HB Sub Fund’s right to extend such maturity date. Upon maturity, we must pay HB Sub Fund an amount in cash representing the aggregate outstanding principal, plus any accrued and unpaid interest and accrued and unpaid late charges.
Similar to the terms of the Original Note, the Fourth Amended Senior Note will not bear interest except upon the occurrence (and during the continuance) of an Event of Default (as such term is defined in the Fourth Amended Senior Note), in which case the Fourth Amended Senior Note will bear interest at a rate of 18.0% per annum (the “Default Rate”).
The Fourth Amended Senior Note is redeemable by us at any time after the issuance in an amount equal to the outstanding principal and any accrued interest or late charges. The Fourth Amended Senior Note contains customary affirmative and negative covenants, including a limitation on our ability to incur additional indebtedness, subject to certain permitted exceptions. The Fourth Amended Senior Note includes customary events of default including, among others, payment defaults, breach of covenant defaults, bankruptcy and insolvency defaults, cross defaults with certain indebtedness, a change of control default, judgment defaults, and inaccuracies of representations and warranties defaults. Similar to the terms of the Original Note, HB Sub Fund may require us to redeem, upon the occurrence of an Event of Default, all or a portion of the Fourth Amended Senior Note at a redemption premium of 135% of the outstanding principal and any accrued interest or late charges. Similar to the terms of the Original Note, any amount of principal or other amounts due to HB Sub Fund under the Securities Purchase Agreement or the Fourth Amended Senior Note that is not paid when due (except to the extent such amount is simultaneously accruing interest at the Default Rate) will result in a late charge being incurred and payable by us in an amount equal to interest on such amount at the rate of 18.0% per annum from the date such amount was due until the same is paid in full.
PPP Loan
On April 30, 2020, we qualified for and received a loan pursuant to the Paycheck Protection Program, a program implemented by the U.S. Small Business Administration under the Coronavirus Aid, Relief, and Economic Security Act from a qualified lender (the “PPP Lender”), for an aggregate principal amount of approximately $1.9 million (the “PPP Loan”). The PPP Loan bears interest at a fixed rate of 1.0% per annum, with the first six months of interest deferred, has a term of two years, and is unsecured and guaranteed by the U.S. Small Business Administration. The principal amount of the PPP Loan is subject to forgiveness under the Paycheck Protection Program upon our request to the extent that the PPP Loan proceeds are used to pay expenses permitted by the Paycheck Protection Program, including payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by us. We have applied for forgiveness of the PPP Loan with respect to these covered expenses. To the extent that all or part of the PPP Loan is not forgiven, we will be required to pay interest on the PPP Loan at a rate of 1.0% per annum, and commencing in January 2021 principal and interest payments will be required through the maturity date in May 2022. The terms of the PPP Loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The PPP Loan may be accelerated upon the occurrence of an event of default.
Long-Term Debt
Monroe Revolving Credit Facility
On August 21, 2019, the Company and its subsidiaries (collectively, the “Borrowers”) entered into a secured asset based revolving credit facility (the “Monroe Revolving Credit Facility”) with Monroe Capital Management Advisors, LLC, as collateral agent and administrative agent (“Monroe”), and the various lenders party thereto. The Company used a portion of the loan proceeds to pay in full all amounts due under its secured revolving credit facility with Gerber Finance Inc. The financing agreement for the Monroe Revolving Credit Facility (the “Monroe Financing Agreement”) provides for a total borrowing commitment of $35.0 million to be made in the form of revolving loans, subject to a borrowing base, together with the ability by the Company, upon the satisfaction of certain conditions set forth in the Monroe Financing Agreement, to increase the size of such commitment to $50 million. The Monroe Revolving Credit Facility also includes an accordion feature that permits the Borrowers to increase the available revolving commitments under the Monroe Revolving Credit Facility by up to an additional $15 million, subject to satisfaction of certain conditions.
All amounts advanced under the Monroe Revolving Credit Facility will bear interest at a rate per annum equal to either:
•5.25% plus the greatest of: (a) 5.50%; (b) the Federal Funds Rate plus 0.50%; (c) the quotient of (i) the LIBOR rate, divided by (ii) the difference of 100 percent minus, for any lender, the maximum percentage prescribed by the Board of Governors of the Federal Reserve System of the United States (or its successor) for determining reserve requirements of that lender; plus 1.00%; and (d) the Prime Rate; or
•8.50% plus the greater of (a) the quotient of (i) the LIBOR rate, divided by (ii) the difference of one minus the stated maximum reserve percentage to be maintained by member banks of the Federal Reserve System for Eurocurrency funding or liabilities; and (b) 1.00%.
As of August 31, 2020, the interest rate was 8.5%. The Monroe Revolving Credit Facility has a five-year term, maturing on August 21, 2024, and is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries.
The Monroe Revolving Credit Facility also contains customary representations and warranties, affirmative and negative covenants, including a financial covenant requiring certain minimum availability, and events of default. As of August 31, 2020, there was no balance outstanding under the facility. As of August 31, 2019, the outstanding balance under the facility was $12.3 million.
The Company incurred closing costs associated with the Monroe Revolving Credit Facility in the amount of $2.7 million, which were deferred and amortized over the 5-year term of the Monroe Revolving Credit Facility on a straight-line basis. As of August 31, 2020, unamortized deferred closing costs of $2.1 million is included in Other assets. Interest expense and amortization of debt discount, associated with the Monroe Revolving Credit Facility during the year ended August 31, 2020 amounted to $565 thousand and $614 thousand, respectively.
Monroe Warrants
Also on August 21, 2019, in connection with, and as a condition to the consummation of, the Monroe Revolving Credit Facility, we entered into a subscription agreement (the “Subscription Agreement”) with certain entities affiliated with Monroe (collectively, the “Subscribers”), pursuant to which we issued to the Subscribers warrants (the “Monroe Warrants”) to purchase up to an aggregate of 500,000 shares of our common stock, at an exercise price of $4.25, being the arithmetic average of the closing price of our common stock for the 10 consecutive trading days prior to the date of issuance (subject to customary adjustment upon subdivision or combination of our common stock). The Monroe Warrants are immediately exercisable and may be exercised at any time, and from time to time, on or before the fifth anniversary of the date of issuance. The Monroe Warrants include a “blocker” provision that, subject to certain exceptions described in the Monroe Warrants, prevents the Subscribers from exercising the Monroe Warrants to the extent such exercise would result in a Subscriber together with certain affiliates owning in excess of 4.99% of our common stock outstanding immediately after giving effect to such exercise.
The Monroe Warrants were classified as equity. The estimated fair value of the Monroe Warrants was $989 thousand as of August 21, 2019 and was computed using the Black-Scholes model.
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
Inventory
Our inventories consist of finished goods and are stated at the lower of cost or net realizable value using the average cost method. As a designer and distributor of manufactured products for the legal cannabis industry, we may be exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, our ability to meet changing customer requirements, competitive pressures on products and prices, reliability and replacement of and the availability of products from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate our ability to realize the value of our inventory based on a combination of factors including the following: forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining our estimates of future product demand may prove to be incorrect, in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, we would be required to recognize such costs as cost of goods sold at the time of such determination. Although every effort is made to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant negative impact on the value of our inventory and our reported operating results. Additionally, purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value.
Accounts Receivable Reserves
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectability of our trade receivables based on a combination of factors, which may include dialogue with the customer to determine the cause of non-payment, the use of collection agencies and outside counsel, and/or the use of litigation. In the event it is determined that the customer may not be able to meet its full obligation to us, we record a specific allowance to reduce the related receivable to the amount that we expect to recover given all information present. We perform ongoing evaluations of our customers and adjust credit limits based upon payment history and our assessment of the customer’s current credit worthiness. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates in the future. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
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
Goodwill and Intangible Assets
Goodwill and intangible assets that have indefinite useful lives are not amortized but are evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We record intangible assets at historical cost. We amortize our intangible assets that have finite lives using the straight-line method. Amortization is recorded over the estimated useful lives ranging from four to six years.
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
In fiscal 2020, we conducted a qualitative assessment of the goodwill during the fourth quarter of fiscal 2020 and concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount. Upon completion of the annual impairment assessment, the Company determined that no goodwill impairment was indicated.
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
The Company applies the following steps to recognize revenue for the sale of products that reflects the consideration to which the Company expects to be entitled to receive in exchange for the promised goods:
•Identify the contract with a customer
•Identify the performance obligations in the contract
•Determine the transaction price
•Allocate the transaction price to the performance obligations in the contract
•Recognize revenue when the Company satisfies a performance obligation
Please see Note 1 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for a more detailed description of our revenue recognition policy.
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
On September 1, 2019, the Company adopted Accounting Standards Update 2018-7 which addresses several aspects of the accounting for non-employee share-based payment transactions and expands the scope of ASC 718, Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. Under the simplified standard, non-employee options will be valued once at the date of grant. At adoption, all awards without established measurement dates were revalued one final time and did not have a material impact on the condensed consolidated financial statements.

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
During fiscal 2020, the Company maintained a valuation allowance to reduce deferred tax assets to an amount that more likely that not will be realized. The net deferred tax liability for fiscal year 2020 represents the portion of indefinite-life intangibles that could not be used as a future source of taxable income to support the realization of deferred tax assets.
Recent Accounting Pronouncements
See Note 1 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for further discussion.
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
The information required by this item is included under Item 15 of Part IV below.
Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None
Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (who is also the Company’s chairman, secretary and principal executive officer), and our chief financial officer (who is also the Company’s principal financial and accounting officer) to allow for timely decisions regarding required disclosure. Thus, in accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of August 31, 2020, which is the end of the period covered by this Annual Report on Form 10-K. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses identified in our internal control over financial reporting described below.
Management Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting.  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management, with the participation of our principal executive officer and principal financial and accounting officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013).  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of August 31, 2020.
Remediation of Material Weaknesses in Internal Control Over Financial Reporting
We identified certain material weaknesses in connection with the Restatement, including material weaknesses relating to (1) the accounting, presentation and disclosure of share-settled contingent consideration, (2) inadequate segregation of duties consistent with control objectives, and (3) a lack of multiple levels of supervision and review.We have taken significant steps to enhance our internal control over financial reporting and plan to take additional steps to remediate these material weaknesses.
Specifically:
•We appointed additional independent members with public company board experience to our board of directors, such that our board of directors is now composed of a majority of independent directors;
•On March 9, 2018, our board of directors formed an Audit Committee composed entirely of independent directors that, among other things, assists the board of directors in its oversight of the integrity of our financial statements and our financing reporting processes and systems of internal control;
•We added staff to our finance team, and engaged a third party to assist with the assessment of certain complex transactions under US GAAP;
•In January 2018, we hired a controller with public company experience;
•We have adopted a Code of Business Conduct and Ethics and a whistleblower policy; and
•We have engaged a national accounting advisory firm to assist with the design and implementation of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
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

The remediation efforts set out herein will continue to be implemented during our 2021 fiscal year. We believe that the controls that we will be implementing will improve the effectiveness of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the material weakness or determine to supplement or modify certain of the remediation measures described above.
Changes in Internal Control Over Financial Reporting
Except as described above, there were no significant changes in our internal control over financial reporting during the fiscal quarter ended August 31, 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B.  Other Information.
On November 10, 2020, the Company entered into a Fourth Exchange Agreement (the “Fourth Exchange Agreement”) with HB Sub Fund in order to (x) amend and waive certain provisions of the Securities Purchase Agreement and the Third Amended Senior Note, and (y) exchange the Third Amended Senior Note without any cash consideration for (i) a new senior note in the aggregate principal amount of $19.0 million (the “Fourth Amended Senior Note”) and (ii) 4,687,500 shares of our common stock (the “Fourth Exchange Shares”).
Similar to the terms of the Third Amended Senior Note, the Fourth Amended Senior Note will mature on April 29, 2021, subject to HB Sub Fund’s right to extend such maturity date. Upon maturity, we must pay HB Sub Fund an amount in cash representing the aggregate outstanding principal, plus any accrued and unpaid interest and accrued and unpaid late charges.
Similar to the terms of the Original Note, the Fourth Amended Senior Note will not bear interest except upon the occurrence (and during the continuance) of an Event of Default (as such term is defined in the Fourth Amended Senior Note), in which case the Fourth Amended Senior Note will bear interest at a rate of 18.0% per annum (the “Default Rate”).
The Fourth Amended Senior Note is redeemable by us at any time after the issuance in an amount equal to the outstanding principal and any accrued interest or late charges. The Fourth Amended Senior Note contains customary affirmative and negative covenants, including a limitation on our ability to incur additional indebtedness, subject to certain permitted exceptions. The Fourth Amended Senior Note includes customary events of default including, among others, payment defaults, breach of covenant defaults, bankruptcy and insolvency defaults, cross defaults with certain indebtedness, a change of control default, judgment defaults, and inaccuracies of representations and warranties defaults. Similar to the terms of the Original Note, HB Sub Fund may require us to redeem, upon the occurrence of an Event of Default, all or a portion of the Fourth Amended Senior Note at a redemption premium of 135% of the outstanding principal and any accrued interest or late charges. Similar to the terms of the Original Note, any amount of principal or other amounts due to HB Sub Fund under the Securities Purchase Agreement or the Fourth Amended Senior Note that is not paid when due (except to the extent such amount is simultaneously accruing interest at the Default Rate) will result in a late charge being incurred and payable by us in an amount equal to interest on such amount at the rate of 18.0% per annum from the date such amount was due until the same is paid in full.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
Information required by this item will be contained in our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of August 31, 2020. Such information is incorporated herein by reference.
Item 11.  Executive Compensation.
Information required by this item will be contained in our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of August 31, 2020. Such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item will be contained in our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of August 31, 2020. Such information is incorporated herein by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
Information required by this item will be contained in our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of August 31, 2020. Such information is incorporated herein by reference.
Item 14.  Principal Accounting Fees and Services.
Information required by this item will be contained in our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of August 31, 2020. Such information is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)Financial Statements and Schedules:
(1)Financial Statements. The Consolidated Financial Statements of KushCo Holdings, Inc., and its subsidiaries filed under this Item 15:
(2)Financial Statement Schedules: None. Financial statement schedules have been omitted since the required information is included in our Consolidated Financial Statements contained in this Annual Item 15.
(3)Exhibits. The exhibits listed in the accompanying Exhibit Index are incorporated herein by reference.
(b)Exhibits:  The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.
(c)Separate Financial Statements and Schedules:  None

KUSHCO HOLDINGS, INC.
Consolidated Financial Statements
August 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
KushCo Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of KushCo Holdings, Inc. (the “Company”) as of August 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended August 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Change in Accounting Principles
As discussed in Note 9 to the financial statements, the Company changed its method of accounting for leases during the year ended August 31, 2020 due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective September 1, 2019, using the modified retrospective approach.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2019.
Costa Mesa, California
November 10, 2020

KUSHCO HOLDINGS, INC.
Consolidated Balance Sheets
(Amounts in thousands)

	August 31, 2020	August 31, 2019
ASSETS
Current assets:
Cash	$10,476	$3,944
Accounts receivable, net	9,427	25,972
Inventory, net	28,049	43,768
Prepaid expenses and other current assets	9,054	12,209
Total current assets	57,006	85,893

Goodwill	52,267	52,267
Intangible assets, net	1,000	3,103
Property and equipment, net	8,801	11,054
Other assets	8,582	6,917
Total Assets	$127,656	$159,234

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,282	$10,907
Accrued expenses and other current liabilities	11,383	9,460
Current portion of notes payable	20,692	—
Line of credit	—	12,261
Total current liabilities	36,357	32,628

Long-term liabilities:
Notes payable	—	18,975
Warrant liability	365	5,444
Other non-current liabilities	4,205	833
Total long-term liabilities	4,570	25,252
Total liabilities	40,927	57,880

Commitments and contingencies (Note 15)	—	—

Stockholders' equity
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 265,000 shares authorized, 125,708 and 90,041 shares issued and outstanding, respectively	126	90
Additional paid-in capital	227,253	164,258
Accumulated deficit	(140,650)	(62,994)
Total stockholders' equity	86,729	101,354
Total liabilities and stockholders' equity	$127,656	$159,234
The accompanying notes are an integral part of the consolidated financial statements.

KUSHCO HOLDINGS, INC.
Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)

	For the year ended August 31,
	2020	2019
Net revenue	$113,837	$148,954
Cost of goods sold	106,265	124,386
Gross profit	7,572	24,568

Operating expenses:
Selling, general and administrative	71,314	72,787
Gain on disposition of assets	—	(1,254)
Change in fair value of contingent consideration	—	(1,780)
Impairment loss on intangible asset	1,156	—
Restructuring costs	8,358	—
Total operating expenses	80,828	69,753
Loss from operations	(73,256)	(45,185)

Other income (expense):
Change in fair value of warrant liability	5,079	9,294
Change in fair value of equity investment	(2,018)	(931)
Interest expense	(6,076)	(2,523)
Loss on extinguishment of debt	(1,651)	—
Other expense, net	237	(164)
Total other (expense) income	(4,429)	5,676
Loss before income taxes	(77,685)	(39,509)
Income tax benefit (expense)	29	(127)
Net loss	$(77,656)	$(39,636)

Net loss per share
Basic	$(0.68)	$(0.47)
Diluted	$(0.68)	$(0.57)

Weighted-average common shares outstanding
Basic	114,085	84,880
Diluted	114,085	84,896
The accompanying notes are an integral part of the consolidated financial statements.

KUSHCO HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares Issued	Amount
Balances at August 31, 2018	78,273	$78	$104,918	$(23,358)	$81,638
Stock-based compensation	882	1	11,997	—	11,998
Stock sold to investors, net of offering costs	9,077	9	41,583	—	41,592
Stock issued for acquisitions	1,809	2	3,566	—	3,568
Issuance of warrants	—	—	2,194	—	2,194
Net loss	—	—	—	(39,636)	(39,636)
Balances at August 31, 2019	90,041	$90	$164,258	$(62,994)	$101,354
Stock-based compensation	1,356	2	12,441	—	12,443
Stock sold to investors, net of offering costs	27,198	27	42,068	—	42,095
Stock issued for acquisitions	23	—	—	—	—
Stock issued for equity investment	1,653	2	2,526	—	2,528
Stock issued for amendment of debt agreement	5,437	5	5,960	—	5,965
Net loss	—	—	—	(77,656)	(77,656)
Balances at August 31, 2020	125,708	$126	$227,253	$(140,650)	$86,729
The accompanying notes are an integral part of the consolidated financial statements.

KUSHCO HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Year Ended August 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(77,656)	$(39,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,217	2,501
Amortization of debt discount	5,340	1,243
Provision for bad debt	9,737	2,628
Provision for sales returns	(145)	477
Provision for inventory reserve	15,354	3,026
Impairment loss on intangible asset	1,156	—
Gain on disposal of assets	37	(1,254)
Purchase order cancellation charges	4,694	—
Gain on termination of leases	(798)	—
Impairment loss on right-of-use and fixed assets	6,895	—
Change in fair value of equity investment	2,018	931
Stock-based compensation	14,008	13,384
Change in fair value of warrant liability	(5,079)	(9,294)
Loss on extinguishment of debt	1,651	—
Provision for deferred taxes	47	97
Change in fair value of contingent consideration	—	(1,780)
Right-of-use assets amortization	1,207	—
Changes in operating assets and liabilities:
Accounts receivable	9,018	(20,475)
Inventory	365	(35,095)
Prepaid expenses and other current assets	(1,456)	120
Other non-current assets	(423)	(535)
Accounts payable	(8,803)	7,874
Accrued expenses and other current liabilities	89	4,916
Other non-current liabilities	(1,180)	630
Net cash used in operating activities	(19,707)	(70,242)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment, and intangibles	(5,048)	(8,017)
Net cash used in investing activities	(5,048)	(8,017)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of finance leases	(106)	(106)
Proceeds from notes payable, net of debt discount	1,757	16,413
Proceeds from stock option exercises	—	79
Proceeds from issuance of common stock, net of offering costs	42,095	41,008
Proceeds from line of credit	98,928	140,609
Repayments on line of credit	(111,387)	(129,267)
Net cash provided by financing activities	31,287	68,736
NET INCREASE (DECREASE) IN CASH	6,532	(9,523)
CASH AT BEGINNING OF YEAR	3,944	13,467
CASH AT END OF YEAR	$10,476	$3,944

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$680	$1,149
Income taxes	$—	$13
Amounts included in the measurement of operating lease liabilities	$1,740	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital leases	$—	$240
Services prepaid for in common stock	$846	$1,987
Unpaid amounts for purchase of property & equipment	$9	$211
Fair value of shares issued related to acquisition of business	$—	$3,568
Shares issued in exchange for equity investment in Xtraction Services	$2,528	$—
Stock issued for amendment of debt agreement	$5,965	$—
Fair value of shares received from sale of assets	$—	$1,791
Warrants issued with financing agreement	$—	$2,194
Operating lease liability (ASC 842 adoption)	$7,600	$—
Right of use assets (ASC 842 adoption)	$6,700	$—

The accompanying notes are an integral part of the consolidated financial statements.

KUSHCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
KushCo Holdings, Inc. (formerly known as Kush Bottles, Inc.) markets and sells a wide variety of ancillary products and services to customers operating in the regulated medical and adult recreational cannabis and hemp-derived CBD industries.
Our products primarily consist of bottles, jars, bags, tubes, containers, vape cartridges, vape batteries and accessories, labels and processing supplies, solvents, natural products, stainless steel tanks, and custom branded anti-counterfeit and authentication labels. Our services primarily consist of retail services and hemp trading services, which focus on facilitating compliant hemp transactions for in-network, pre-qualified farmers and a pre-qualified buyer network. Our retail services division focuses on building distribution networks of compliant hemp-derived CBD brands across conventional and other retail channels, including convenience, pet care, and beauty channels.
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
Acquisition of CMP Wellness, LLC
On May 1, 2017, the Company entered into a merger agreement with Lancer West Enterprises, Inc. a California corporation, Walnut Ventures, a California corporation, Jason Manasse, an individual, and Theodore Nicols, an individual, pursuant to which each of Lancer West Enterprises, Inc. and Walnut Ventures were merged with and into Merger Sub, with Merger Sub as the surviving corporation, resulting in the Company’s indirect acquisition of CMP Wellness, LLC, a California limited liability company, which prior to the merger, was owned 100% by Lancer West Enterprises, Inc. and Walnut Ventures. CMP Wellness, LLC is a distributor of vaporizers, cartridges and accessories. CMP Wellness was dissolved in October 2019.
Acquisition of Summit Innovations, LLC
On May 2, 2018, the Company completed its acquisition of Summit Innovations, LLC (“Summit”), a leading distributor of solvents to the legal cannabis industry. Pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), Summit merged with and into KCH Energy, LLC (“KCH”), a wholly-owned subsidiary of the Company, with KCH as the surviving entity.

Registered Offerings
On June 7, 2018, January 15, 2019, September 26, 2019, and February 6, 2020, the Company entered into securities purchase agreements with certain accredited investors in connection with its registered direct offerings. See Notes 11 and 13 for further description of these transactions.
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
Consolidation of an Entity
In July 2018, the Company invested $1.0 million in the form of a convertible promissory note in a third-party company. The convertible promissory note provides the Company with the option to convert the principal balance of the note, at any time prior to the maturity date, into equity of this entity, representing 100% of the equity interests. As primary beneficiary, the Company consolidated this entity. The third-party company was dissolved in December 2019.
Basis of Presentation
The accompanying consolidated financial statements and related notes include the activity of the Company and its wholly-owned subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit. Significant inter-company transactions and balances have been eliminated in consolidation.
The Company’s principal sources of liquidity at August, 31 2020 consisted of cash on hand, line of credit and future cash anticipated to be generated from operations. The Company generated positive cash flows from operations during the quarter ending August 31, 2020, and reported positive working capital as of August 31, 2020. However, the Company’s principal loan balances mature on April 28, 2020. The Company intends to refinance such loan balances by their stated maturity. The Company believes its current cash balances coupled with anticipated cash flow from operating activities, and its plans to refinance its borrowings will be sufficient to meet its working capital requirements for at least one year from the date the consolidated financial statements were available to be issued.
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
The Company is subject to a number of risks similar to those of other companies of similar size and with a focus on serving the cannabis and CBD industries, including, the development stage of certain products, competition, a limited number of suppliers, integration of acquisitions, substantial indebtedness, disruptions in the U.S. and global economy and financial markets, including as a result of COVID-19, government regulations, protection of proprietary rights, and dependence on key individuals.
Cash and Cash Equivalents
The Company considers cash and cash equivalents to consist of cash on hand and investments having an original maturity of 90 days or less that are readily convertible into cash. The Company deploys its cash and cash equivalents with financial institutions with highly rated credit and monitors the amount on deposit at the financial institution. The Company has cash deposits held at certain institutions at August 31, 2020 of which $8,262 was in excess of Federal Deposit Insurance Corporation insured limits. There were no cash equivalents outstanding as of August 31, 2020 and 2019.
Accounts Receivable
Trade accounts receivable are carried at their estimated collectible amounts.  Trade credit is generally extended on a short-term basis and thus does not bear interest. Trade accounts receivables are periodically evaluated for collectability based on past credit history and their current financial condition.
The Company maintains reserves for uncollectible accounts receivable and potential sales returns. In aggregate, such reserves reduce our gross accounts receivable to its estimated net realizable value. The Company’s allowance for doubtful accounts and sales return reserve was $2,439 and $332, respectively, as of August 31, 2020 and $1,058 and $477, respectively, as of August 31, 2019.
Inventory
Inventories are stated at the lower of cost or net realizable value using the average cost method. The Company’s inventory consists of finished goods of $38,546 and $46,408 as of August 31, 2020 and 2019, respectively. The Company establishes reserves for excess and obsolete inventory, based on prevailing circumstances and judgment based on the Company’s experience. The Company’s inventory reserve was $10,497 and $2,640 as of August 31, 2020 and 2019, respectively. The Company also makes prepayments against the future delivery of inventory classified as prepaid inventory. The Company’s prepaid inventory was $3,373 and $7,134 and was included in prepaid expenses and other current assets as of August 31, 2020 and 2019, respectively.
Equity Investment
On January 30, 2020, the Company partnered with XS Financial Inc. (“XS Financial”), formerly Xtraction Services Holding Corp (“Xtraction Services”), a provider of equipment leasing solutions to owners and operators of cannabis and hemp companies in the United States in order to provide such solutions to the Company’s network of regulated cannabis CBD operators. The Company’s Chief Financial Officer, Stephen Christoffersen, has served on the board of directors for XS Financial since May 2019. Under the terms of its agreement with XS Financial, upon the closing of the transaction, the Company issued 1,653 of its common shares in exchange for 10,600 proportionate voting shares of XS Financial (the “XS Shares”), the equivalent of 19.9% of XS Financials' market capitalization on the closing date. On January 30, 2020, the value of the Company's shares issued in exchange for the equity investment in XS Financial was $2,528. The Company’s investment in XS Financial is included in “Other assets” on the Company’s condensed consolidated balance sheet. The fair value of Company's investment in XS Financial was $1,225 as of August 31, 2020.
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
Impairment Assessment
The Company evaluates intangible assets and long-lived assets for possible impairment periodically and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions, or other events that indicate an asset's carrying amount may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value. The Company evaluates and tests the recoverability of its goodwill for impairment at least annually during its fourth quarter of each fiscal year or more often if and when circumstances indicate that it is more likely than not goodwill may be impaired. The Company completed a quantitative analysis for goodwill and a qualitative assessment for intangible assets and long-lived assets. Based on such analysis, there was impairment loss on intangible assets during the year ended August 31, 2020. There was no impairment of long-lived assets or goodwill during the years ended August 31, 2020 and 2019.
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
Net Income (Loss) Per Share
The Company computes net income (loss) per common share under ASC Topic 260, Earnings per Share (“ASC 260”). Basic net income (loss) per common share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net earnings by the sum of (a) the weighted average number of shares of common stock outstanding during the period and (b) the potentially dilutive securities outstanding during the period. Stock options and warrants are potentially dilutive securities; and the number of dilutive options and warrants are computed using the treasury stock method.
For the year ended August 31, 2019, net loss is adjusted for changes in fair value of warrants recorded as a liability (see Note 11) and weighted average diluted shares includes dilutive warrants.
The following table sets forth the calculation of basic and diluted net income (loss) per common share.

	August 31, 2020	August 31, 2019
Net loss	$(77,656)	$(39,636)
Less: Decrease in fair value of warrants	—	(8,986)
Net loss available to common shareholders	$(77,656)	$(48,622)

Weighted average common shares outstanding:
Basic	114,085	84,880
Net effect of dilutive warrants	—	16
Diluted	114,085	84,896
Net loss per common share per share:
Basic	$(0.68)	$(0.47)
Diluted	$(0.68)	$(0.57)
For the year ended August 31, 2020, basic and diluted weighted average shares are the same as the Company generated a net loss for the period and potentially dilutive securities are excluded because they have an anti-dilutive impact. The computation of diluted net loss per share for the year ended August 31, 2020 does not include 10,644 options and 21,737 warrants because their inclusion would have an anti-dilutive effect on net loss per share. The computation of diluted net loss per share for the year ended August 31, 2019 does not include 4,579 options and 4,388 warrants because their inclusion would have an anti-dilutive effect on net loss per share.
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
The Company markets and sells packaging products, vaporizers, solvents, accessories and branding solutions to customers operating in the regulated medical and recreational cannabis industries.
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
In accordance with ASC 606, the Company applies the following steps to recognize revenue for the sale of products that reflects the consideration to which the Company expects to be entitled to receive in exchange for the promised goods:
•Identify the contract with a customer
A contract with a customer exists when the Company enters into an enforceable contract with a customer. The contract is based on either the acceptance of standard terms, or the execution of terms and conditions contracts. These contracts define each party's rights, payment terms and other contractual terms and conditions of the sale. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience and, in some circumstances, published credit and financial information pertaining to the customer.
•Identify the performance obligations in the contract
Performance obligations promised in a contract are identified based on the goods that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract, whereby the transfer of the goods is separately identifiable from other promises in the contract. The Company has concluded the sale of finished goods and related shipping and handling are accounted for as a single performance obligation.
•Determine the transaction price
The transaction price is determined based on the consideration to which the Company will be entitled to receive in exchange for transferring goods to the customer. The Company estimates the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors.
Discounts provided to customers are accounted for as an element of the transaction price and as a reduction to revenue. Discounts were $1,603 and $822 for the years ended August 31, 2020 and 2019, respectively.
Revenue is presented net of taxes collected from customers and remitted to governmental authorities.
•Allocate the transaction price to the performance obligations in the contract
The Company’s products are sold at their standalone selling price.
•Recognize revenue when the Company satisfies a performance obligation
Revenue is recognized when control of the finished goods is transferred to the customer. Control of the finished goods is transferred at a point in time, upon delivery to the customer. The period of time between the satisfaction of the performance obligation and when payment is due from the customer is not significant. Sales returns are estimated based on historical facts and circumstances.
The Company disaggregates revenue by product category, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s disaggregated revenue by product category is as follows:

	For the Years Ended August 31,
	2020	2019
Vape	$73,712	$101,704
Packaging, Papers & Supplies	27,125	28,231
Energy and Natural Products	9,345	14,502
Services	3,655	4,517
	$113,837	$148,954
Warranty Costs
The Company has not had any material historical warranty related expenditures from the sales of its products, which if incurred would result in the return of any defective products by customers.
Stock-based Compensation
The Company accounts for its stock-based awards in accordance with ASC Topic 718, Compensation (“ASC 718”), which requires fair value measurement as of the grant date, and recognition of compensation expense for all share-based payment awards made to employees and directors, including restricted stock awards.  The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model. The fair value of restricted stock is based on the closing market price of the Company's common stock on the grant date. The fair value is then expensed over the requisite service periods of the awards, which is generally the vesting period and the related amount is recognized in the consolidated statements of operations.
Advertising
The Company conducts advertising for the promotion of its products and services. In accordance with ASC Topic 720 Other expenses (“ASC 720”), advertising costs are charged to operations when incurred. Advertising costs were $198 and $1,304 for the fiscal years ended August 31, 2020 and 2019, respectively.
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
During fiscal 2020 and 2019, the Company maintained a valuation allowance to reduce deferred tax assets to an amount that more likely than not will be realized. The net deferred tax liability for fiscal year 2020 and 2019 represents the portion of indefinite-life intangibles that could not be used as a future source of taxable income to support the realization of deferred tax assets.
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
In December 2019, the FASB Issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting of Income Taxes”, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating this guidance to determine the impact it may have on its financial statements.

In January 2020, the FASB issued ASU 2020-1, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-1 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is evaluating the potential impact of adoption of this standard on its consolidated financial statements.
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

NOTE 2 – CONCENTRATIONS OF RISK
Supplier Concentrations
The Company purchases inventory from various suppliers and manufacturers. For the year ended August 31, 2020, one vendor accounted for approximately 58% of total inventory purchases. For the year ended August 31, 2019, one vendor accounted for approximately 40% of total inventory purchases.
Customer Concentrations
The Company has a concentration of credit risk with its accounts receivable balance. For the fiscal year ended August 31, 2020, one customer represented approximately 10% of revenue, and approximately 6% of accounts receivable, at August 31, 2020. For the fiscal year ended August 31, 2019, two customers represented approximately 14% and 10% of revenue, respectively, and approximately 18% and 1% of accounts receivable, respectively, at August 31, 2019.
NOTE 3 – SALE OF RUB
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
As of August 31, 2020 and 2019, the fair value of the shares of Smoke Cartel were $155 and $592, respectively, and is recorded in Other assets on the Company’s consolidated balance sheet.
NOTE 4 – RELATED-PARTY TRANSACTIONS
The Company sells certain products and supplies to two related parties. Sales recognized during the years ended August 31, 2020 and 2019 from the related parties totaled $1,508 and $1,224, respectively. Total accounts receivable from related parties as of August 31, 2020 and 2019 were $890 and $465, respectively. Further, the Company rents certain warehouse equipment from a related party. During the years ended August 31, 2020 and 2019, total payments of $232 and $285, respectively, were made to the related party.
NOTE 5 – PROPERTY AND EQUIPMENT
The major classes of fixed assets consist of the following:

	August 31, 2020	August 31, 2019
Machinery and equipment	$9,540	$4,430
Vehicles	410	603
Office Equipment	376	3,232
Leasehold improvements	1,591	3,296
Construction in progress	660	1,930
	12,577	13,491
Accumulated Depreciation	(3,776)	(2,437)
	$8,801	$11,054

Depreciation expense was $3,270 and $1,549 for the years ended August 31, 2020 and 2019, respectively. The table below summarizes the impact of recording depreciation expense in the Consolidated Statement of Operations in the years ended August 31, 2020 and 2019:

	August 31, 2020	August 31, 2019
Cost of goods sold	$686	$479
Selling, general and administrative	2,584	1,070
Total depreciation expense	$3,270	$1,549

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL
Intangible assets consist of the following as of August 31, 2020 and 2019:

		As of August 31, 2020			As of August 31, 2019
Description	Weighted Average Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Amount	Gross Carrying Value	Accumulated Amortization	Net Amount
Trade name	6 years	$1,400	$(1,400)	$—	$2,600	$(1,011)	$1,589
Non-compete agreement	4 years	2,370	(1,370)	1,000	2,370	(856)	1,514
		$3,770	$(2,770)	$1,000	$4,970	$(1,867)	$3,103
Amortization expense was $947 and $952 for the years ended August 31, 2020 and 2019, respectively. Impairment loss on intangible assets was $1,156 for the year ended August 31, 2020.
The estimated remaining amortization expense for each of the five succeeding fiscal years:

Year ended August 31,
2021	$447
2022	314
2023	239
$1,000
The following table summarizes the carrying amount of goodwill as of August 31, 2020 and 2019:

	Acquisition Date
Dank Bottles	November 2015	$2,377
CMP Wellness	May 2017	30,612
Summit	May 2018	15,450
Hybrid	July 2018	3,828
		$52,267

NOTE 7 – OTHER ASSETS
Other assets consist of the following:

	August 31, 2020	August 31, 2019
Operating lease right-of-use assets	$3,127	$—
Equity investment	2,157	1,648
Debt isuance costs	2,926	3,569
Other assets	372	1,700
	$8,582	$6,917
NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	August 31, 2020	August 31, 2019
Customer deposits	$3,188	$2,992
Accrued compensation	2,798	3,485
Sales tax payable	727	1,047
Operating lease liability	1,583	—
Other accrued expenses	3,087	1,936
	$11,383	$9,460

NOTE 9 – LEASES
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
The adoption of ASC 842 had a material impact on the condensed consolidated balance sheet due to the recognition of Right of Use (“ROU”) assets and lease liabilities. The adoption of this ASC did not have a material impact on the consolidated statement of operations or the consolidated statement of cash flows. The Company did not recognize a material cumulative effect adjustment to the opening balance sheet retained earnings on September 1, 2019. Because the modified retrospective approach was elected, the ASU was not applied to periods prior to adoption and did not have an impact on previously reported results. At adoption, the Company recognized operating lease ROU assets and lease liabilities that reflect the present value of the future payments. As the rate implicit in the lease could not be determined for any of the Company’s leases, an estimated incremental borrowing rate of 8.4%, which reflects the interest rate the Company would pay to borrow funds over a similar term and in a similar economic environment, was used to determine the present value of lease payments. Based on the impact of ASC 842 on the lease population, the Company recorded $7.6 million in lease liabilities and $6.8 million for ROU assets based upon the lease liabilities adjusted for deferred rent. ROU assets are included in “Other assets” and lease liabilities are included in “Accrued expenses and other current liabilities” and “Other non-current liabilities” on the Company’s condensed consolidated balance sheet.
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
Operating Lease Liabilities

Operating lease liabilities as of August 31, 2020 consist of the following:

Current portion of lease liabilities	$1,583
Long term lease liabilities, net of current portion	4,157
Total lease liabilities	$5,740

Aggregate lease maturities as of August 31, 2020 are as follows:

Year ended August 31,
2021	$2,013
2022	1,961
2023	1,362
2024	764
2025	540
Thereafter	39
Total minimum lease payments	6,679
Less imputed interest	(939)
Total lease liabilities	$5,740

Rent expense was $2,760 for the year ended August 31, 2020. At August 31, 2020, the leases had a weighted average remaining lease term of 3.7 years and a weighted average discount rate of 8.4%. Rent expense for the year ended August 31, 2019 was $2,852, under ASC 840, the predecessor to ASC 842. Amortization on ROU assets was $1,207 for the year ended August 31, 2020. Cash paid for amounts included in the measurement of lease liabilities was $1,740 for the year ended August 31, 2020.
NOTE 10 – DEBT
Gerber Revolving Line
In August 2019, the Company replaced its secured revolving credit facility with Gerber Finance Inc. (the "Gerber Revolving Credit Facility") with a new Monroe Revolving Credit Facility. On August 21, 2019, the Company used a portion of the loan proceeds under the Monroe Revolving Credit Facility to pay in full all amounts due under the Loan Agreement, and the Company terminated the Gerber Revolving Credit Facility and has no further financial obligations under the facility.
Monroe Revolving Credit Facility
On August 21, 2019, the Company and its subsidiaries (collectively, the “Borrowers”) entered into a secured asset based revolving credit facility (the “Monroe Revolving Credit Facility”) with Monroe Capital Management Advisors, LLC, as collateral agent and administrative agent (“Monroe”), and the various lenders party thereto. The Company used a portion of the loan proceeds to pay in full all amounts due under the Gerber Revolving Line. The financing agreement for the Monroe Revolving Credit Facility (the “Monroe Financing Agreement”) provides for a total borrowing commitment of $35.0 million to be made in the form of revolving loans, subject to a borrowing base, together with the ability by the Company, upon the satisfaction of certain conditions set forth in the Monroe Financing Agreement, to increase the size of such commitment to $50 million. The Monroe Revolving Credit Facility also includes an accordion feature that permits the Borrowers to increase the available revolving commitments under the Monroe Revolving Credit Facility by up to an additional $15 million, subject to satisfaction of certain conditions.

All amounts advanced under the Monroe Revolving Credit Facility will bear interest at a rate per annum equal to either:
•5.25% plus the greatest of: (a)5.50%; (b) the Federal Funds Rate plus 0.50%; (c) the quotient of (i) the LIBOR rate, divided by (ii) the difference of 100 percent minus, for any lender, the maximum percentage prescribed by the Board of Governors of the Federal Reserve System of the United States (or its successor) for determining reserve requirements of that lender; plus 1.00%; and (d) the Prime Rate; or
•8.50% plus the greater of (a) the quotient of (i) the LIBOR rate, divided by (ii) the difference of one minus the stated maximum reserve percentage to be maintained by member banks of the Federal Reserve System for Eurocurrency funding or liabilities; and (b) 1.00%.
As of August 31, 2020, the interest rate was 8.5%. The Monroe Revolving Credit Facility has a five-year term, maturing on August 21, 2024, and is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries.
The Monroe Revolving Credit Facility also contains customary representations and warranties, affirmative and negative covenants, including a financial covenant requiring certain minimum availability, and events of default. As of August 31, 2020, there was no balance outstanding under the facility. As of August 31, 2019, the outstanding balance under the facility was $12.3 million.
The Company incurred closing costs associated with the Monroe Revolving Credit Facility in the amount of $2,672, which were deferred and amortized over the 5-year term of the Monroe Revolving Credit Facility on a straight-line basis. As of August 31, 2020, unamortized deferred closing costs of $2,057 is included in Other assets. Interest expense and amortization of debt discount, associated with the Monroe Revolving Credit Facility during the year ended August 31, 2020 amounted to $565 and $614, respectively.
Monroe Warrants
Also on August 21, 2019, in connection with, and as a condition to the consummation of, the Monroe Revolving Credit Facility, we entered into a subscription agreement (the “Subscription Agreement”) with certain entities affiliated with Monroe (collectively, the “Subscribers”), pursuant to which we issued to the Subscribers warrants (the “Monroe Warrants”) to purchase up to an aggregate of 500 share of our common stock, at an exercise price of $4.25, being the arithmetic average of the closing price of our common stock for the 10 consecutive trading days prior to the date of issuance (subject to customary adjustment upon subdivision or combination of our common stock). The Monroe Warrants are immediately exercisable and may be exercised at any time, and from time to time, on or before the fifth anniversary of the date of issuance. The Monroe Warrants include a “blocker” provision that, subject to certain exceptions described in the Monroe Warrants, prevents the Subscribers from exercising the Monroe Warrants to the extent such exercise would result in a Subscriber together with certain affiliates owning in excess of 4.99% of our common stock outstanding immediately after giving effect to such exercise.
The Monroe Warrants were classified as equity. The estimated fair value of the Monroe Warrants was $989 as of August 31, 2019 and was computed using the Black-Scholes model.
Senior Note with HB Sub Fund
On April 29, 2019, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an institutional investor (the “Investor”), pursuant to which the Company agreed to issue and sell, and the Investor agreed to purchase, a senior note (the “Original Note”) in a private placement offering in the aggregate principal amount of $21.3 million with an original issue discount of $1.3 million, and received net proceeds of $20.0 million. The Original Note was a senior unsecured obligation, and unless earlier redeemed, was set to mature on October 30, 2020. The Original Note did not bear interest, except upon the occurrence of an event of default.
On August 21, 2019, the Company entered into an exchange agreement (the “Exchange Agreement”) with the Investor in order to amend and waive certain provisions of the Securities Purchase Agreement and the Original Note and exchange the Original Note for (i) a new senior note (the “First Amended Senior Note”) for the same aggregate principal amount as the Original Note and (ii) a warrant to purchase up to 650,000 shares of our common stock at an exercise price of $4.25. The Warrants have an expiration date of August 21, 2024 and have not been exercised. As of August 21, 2019, the Warrants were reclassified from a derivative liability to equity with a corresponding adjustment to additional paid-in capital. The fair value of the Warrants was determined using a Black-Scholes model as of August 21, 2019 and was equal to $792. Similar to the terms of the Original Note, the First Amended Senior Note was set to mature on October 30, 2020, at which time the Company would have had to pay the Investor an amount in cash representing 120% of all outstanding principal, less original issue discount, plus any accrued and unpaid interest and accrued and unpaid late charges. Similar to the terms of the Original Note, the First Amended Senior Note did not bear interest except upon the occurrence of an event of default.
On November 8, 2019, the Company entered into a Second Exchange Agreement (“Second Exchange Agreement”) with the Investor, pursuant to which the Company amended the First Amended Senior Note (the “Second Amended Senior Note”). Pursuant to the terms of the Second Amended Senior Note, the maturity date was extended to April 29, 2021, and the aggregate principal amount of the Second Amended Senior Note was increased to approximately $24.0 million and the original issue discount was increased to $1.5 million. Upon maturity of the Second Amended Senior Note, the Company would have had to pay the Investor an amount in cash representing 120% of all outstanding principal, less original issue discount, plus any accrued and unpaid interest and accrued and unpaid late charges. Similar to the terms of the Original Note, the Second Amended Senior Note did not bear interest except upon the occurrence of an event of default.
On June 9, 2020, the Company entered into a Third Exchange Agreement (the “Third Exchange Agreement”) with the Investor in order to (x) amend and waive certain provisions of the Securities Purchase Agreement and the Second Amended Senior Note, and (y) exchange the Second Amended Senior Note without any cash consideration for (i) a new senior note in the aggregate principal amount of $22.0 million (the “Third Amended Senior Note”) and (ii) 5,347,594 shares of the Company’s common stock (the “Exchange Shares”). The exchange of principal and Exchange Shares was accounted for as an extinguishment of debt, and a loss on extinguishment of $1.65 million was recorded in the statement of operations for the year ended August 31, 2020.
Similar to the terms of the Second Amended Senior Note, the Third Amended Senior Note will mature on April 29, 2021, subject to the Investor’s right to extend such maturity date. Upon maturity, the Company must pay the Investor an amount in cash representing the aggregate outstanding principal, plus any accrued and unpaid interest and accrued and unpaid late charges. Similar to the terms of the Original Note, the First Amended Senior Note and the Second Amended Senior Note, the Third Amended Senior Note will not bear interest except upon the occurrence (and during the continuance) of an Event of Default (as such term is defined in the Third Amended Senior Note), in which case the Third Amended Senior Note will bear interest at a rate of 18.0% per annum (the “Default Rate”).
The Third Amended Senior Note is redeemable by the Company at any time after the issuance in an amount equal to the outstanding principal and any accrued interest or late charges. The Third Amended Senior Note includes customary affirmative and negative covenants, including a limitation on the Company’s ability to incur additional indebtedness, subject to certain permitted exceptions. The Third Amended Senior Note includes customary events of default including, among others, payment defaults, breach of covenant defaults, bankruptcy and insolvency defaults, cross defaults with certain indebtedness, a change of control default, judgment defaults, and inaccuracies of representations and warranties defaults. Similar to the terms of the Original Note, the Investor may require the Company to redeem, upon the occurrence of an Event of Default, all or a portion of the Third Amended Senior Note at a redemption premium of 135% of the outstanding principal and any accrued interest or late charges. Similar to the terms of the Original Note, any amount of principal or other amounts due to the Investor under the Securities Purchase Agreement or the Third Amended Senior Note that is not paid when due (except to the extent such amount is simultaneously accruing interest at the Default Rate) will result in a late charge being incurred and payable by the Company in an amount equal to interest on such amount at the Default Rate from the date such amount was due until the same is paid in full.
PPP Loan
On April 30, 2020, the Company qualified for and received a loan pursuant to the Paycheck Protection Program, a program implemented by the U.S. Small Business Administration under the Coronavirus Aid, Relief, and Economic Security Act, from a qualified lender (the “PPP Lender”), for an aggregate principal amount of approximately $1.9 million (the "PPP Loan"). The PPP Loan bears interest at a fixed rate of 1.0% per annum, with the first six months of interest deferred, has a term of two years, and is unsecured and guaranteed by the U.S. Small Business Administration. The principal amount of the PPP Loan is subject to forgiveness under the Paycheck Protection Program upon the Company’s request to the extent that the PPP Loan proceeds are used to pay expenses permitted by the Paycheck Protection Program, including payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company. The Company has applied for forgiveness of the PPP Loan with respect to these covered expenses. To the extent that all or part of the PPP Loan is not forgiven, the Company will be required to pay interest on the PPP Loan at a rate of 1.0% per annum, and commencing in January 2021 principal and interest payments will be required through the maturity date in May 2022. The terms of the PPP Loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The PPP Loan may be accelerated upon the occurrence of an event of default.

NOTE 11 – WARRANT LIABILITY
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
The estimated fair value of the outstanding warrant liabilities was $365 and $5,444 as of August 31, 2020 and 2019, respectively.
Increases or decreases in fair value of the warrant liability are included as a component of total other expense in the accompanying consolidated statements of operations for the respective period. The changes to the liability for warrants resulted in a decrease of $5,079 and $8,986 in warrant liability and a corresponding gain included in other income for the years ended August 31, 2020 and 2019.
The estimated fair value of the warrants was computed as of August 31, 2020 using the Black Scholes model with the following assumptions: stock price $0.63, volatility 95.5%, risk-free rate 0.15%, annual dividend yield 0% and expected life 2.8 years.
NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The Company accounts for its investment in Smoke Cartel at fair value. On September 21, 2018, Smoke Cartel and the Company entered into an agreement to sell the RUB web domain and inventory related to this product line and in exchange, received 1,410 shares of Smoke Cartel common stock (see Note 3 above.) The fair value of its investment as of August 31, 2020 and August 31, 2019 was based upon the closing stock price of Smoke Cartel. The investment was classified as a Level 2 financial instrument.
The Company accounts for its investment in Xtraction Services at fair value. The fair value of the Company’s investment at August 31, 2020 was based upon the closing price of Xtraction Services' common stock on each respective date. The investment was classified as a Level 2 financial instrument.
In connection with the Company’s registered direct offering in June 2018, the Company issued warrants to purchase shares of its common stock which are accounted for as a warrant liability (see Note 11 above.) The estimated fair value of the derivative is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.
In connection with the Company’s private placement offering in April 2019, the Company entered into a Securities Purchase Agreement, whereby it granted to the Investor participation rights in future financing transactions up to an aggregate of 15% of such transactions (or, except for certain permitted indebtedness, up to an aggregate of 100% of debt issuances). These participation rights were recorded as a derivative liability with estimated fair value determined using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.
The following table details the fair value measurement within the fair value hierarchy of the Company’s financial instruments, which includes the Level 2 assets and the Level 3 liabilities:

	Fair Value at August 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Equity investment	$2,157	$—	$2,157	$—
Total assets	$2,157	$—	$2,157	$—

Liabilities:
Warrant liability	$365	$—	$—	$365
Total liabilities	$365	$—	$—	$365

	Fair Value at August 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Equity investment	$1,648	$—	$1,648	$—
Total assets	$1,648	$—	$1,648	$—

Liabilities:
Warrant liability	$5,444	$—	$—	$5,444
Total liabilities	$5,444	$—	$—	$5,444
The following table reflects the activity for the Company’s warrant derivative liability for the June 2018 registered offering measured at fair value using Level 3 inputs:

Warrant Liability
Balance at August 31, 2018	$14,430
Adjustments to estimated fair value	(8,986)
Balance at August 31, 2019	5,444
Adjustments to estimated fair value	(5,079)
Balance at August 31, 2020	$365
The following table reflects the activity for the Company’s participation rights derivative liability for the April 2019 private debt offering measured at fair value using Level 3 inputs:

Participation Rights Derivative Liability
As of April 30, 2018	$1,100
Adjustments to estimated fair value	(308)
Reclassification to equity	(792)
Balance at As of August 31, 2019	$—

NOTE 13 – STOCKHOLDERS' EQUITY
Preferred Stock
The authorized preferred stock is 10,000 shares with a par value of $0.001. As of August 31, 2020 and 2019, the Company has no shares of preferred stock issued or outstanding.
Common Stock
The authorized common stock is 265,000 shares with a par value of $0.001. As of August 31, 2020 and 2019, 125,708 and 90,041 shares were issued and outstanding, respectively.
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
Share-based Compensation

The Company recorded total stock-based compensation expense of $14,008 and $13,384 for the years ended August 31, 2020 and 2019, respectively, in connection with the issuance of shares of common stock and options to purchase common stock. Stock-based compensation expense is included in selling, general and administrative expense in the Consolidated Statement of Operations.
Stock Incentive Plan
The Company’s 2016 Stock Incentive Plan (the “2016 Plan”) was adopted on February 9, 2016. The Company is currently authorized to issue up to 15,000 shares of common stock under the 2016 Plan in the form of stock options and other stock-based awards to officers, employees, non-employee directors and consultants of the Company and its subsidiaries. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant; those option awards generally vest based on three years of continuous service and have 10-year contractual terms.

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of its stock price over the expected option term, expected risk-free interest rate over the expected option term, and expected dividend yield rate over the expected option term. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC 718. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the years ended August 31, 2020 and 2019:

	August 31, 2020	August 31, 2019
Expected term in years	2.3 - 5.9	3.0
Expected volatility	64% – 120%	64% – 87%
Risk-free interest rate	0.1% – 1.7%	1.39% – 3.01%
Expected dividend yield	0.0%	0.0%
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

Stock Options
During the years ended August 31, 2020 and 2019, the Company issued 6,345 and 10,082 stock options, respectively, pursuant to the 2016 Plan. A summary of the Company’s stock option activity during the years ended August 31, 2019 and 2020 is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance Outstanding, August 31, 2018	9,368	$3.85	9.1	$14,463
Granted	10,082	5.50
Exercised	(502)	1.20		$2,576
Forfeited	(4,187)	4.46
Balance Outstanding, August 31, 2019	14,761	4.89	9.0	$3,192
Granted	6,250	1.20
Exercised	(9)	2.06		$14
Forfeited and cancelled	(10,358)	4.68
Balance Outstanding, August 31, 2020	10,644	$1.58	8.5	$232
Vested and expected to vest at August 31, 2020	8,709	$1.74	8.3	$183
Exercisable, August 31, 2020	5,806	$2.19	7.9	$108
Stock compensation expense related to stock options was $9,540 and $9,995 for the years ended August 2020 and 2019, respectively. The weighted-average grant-date fair value of options granted during the years ended August 31, 2020 and 2019, was $0.90 and $2.73, respectively.
As of August 31, 2020, there was $7,345 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The expense is expected to be recognized over a weighted-average period of 1.4 years.

Replacement Options
On July 31, 2020, the Company offered employees and non-employee directors of the Company’s Board of Directors (“Eligible Participants”) the opportunity to exchange an outstanding option to purchase shares of the Company’s common stock (“Eligible Options”) for a lesser number of Replacement Options (the “Exchange Offer”). Eligible Participants had until August 28, 2020 to opt in for the Exchange Offer. The number of Replacement Options in the Exchange Offer varied based on the original exercise price of the grant, such that a higher original exercise price resulted in an Exchange Offer for a lower number of Replacement Options.
As a result of the Exchange Offer, 89 Eligible Participants opted in for the Exchange Offer resulting in 7,433 options cancelled and replaced with 5,195 Replacement Options at an exercise price of $0.58 per share. The cancellation and replacement was accounted for as a modification of the original awards pursuant to guidance in ASC 718. For this modification, the fair value of the award is assessed both prior to modification and after modification resulting in incremental expense of $111 recorded at the date of modification.
Restricted Stock
During the year ended August 31, 2020, the Company issued 727 shares of restricted common stock to consultants in exchange for services for a total of $846. During the year ended August 31, 2019, the Company issued 350 shares of restricted common stock to consultants in exchange for services for a total of $1,908.
Stock compensation expense related to restricted stock awards was $4,468 and $3,389, respectively, for the years ended August 31, 2020 and 2019.
During the year ended August 31, 2020, the Company awarded 270 shares of restricted stock units to directors for serving on the board of directors. During the year ended August 31, 2019, no restricted stock units were awarded to directors.
As of August 31, 2020, $1,326 of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted average period of 1.0 year.

NOTE 14 – INCOME TAXES
For financial reporting purposes, income before income taxes for fiscal 2020 and 2019 includes the following components:

	For the Year Ended August 31,
	2020	2019
Pre-tax loss	$(77,872)	$(39,509)
Foreign pre-tax income	187	—
Loss before income taxes (benefit)	$(77,685)	$(39,509)
The components of the provision for income taxes for fiscal 2020 and 2019 are as follows:

	For the Year Ended August 31,
	2020	2019
Current
Federal tax	$(118)	$—
State tax	42	17
Foreign tax	—	13
Total	$(76)	$30

Deferred
Federal tax	12	29
State tax	35	68
Total	47	97
Total tax provision	$(29)	$127

The income tax benefit differs from the amount computed by applying the federal income tax rate to net earnings before income taxes. The provision for income tax consists of the following:

	For the Year Ended August 31,
	2020	2019
Federal income tax/benefit attributable to:
Income tax provision at statutory rate	$(16,314)	$(8,297)
State taxes, net of federal benefit	(4,513)	(2,310)
Change in fair value of warrants	(1,067)	(1,952)
Stock-based and other compensation	790	1,338
Change in Contingent Consideration Payable	—	(374)
Other	112	(64)
Less: Change in valuation of allowance	20,963	11,786
Income tax expense (benefit)	$(29)	$127
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act, or the CARES Act, was signed into law. The CARES Act includes tax provisions applicable to businesses, such as net operating losses, enhanced interest deductibility, optional deferral of deposits of payroll taxes and a refundable employee retention payroll tax credit. We have determined that these provisions did not have an impact to our condensed consolidated financial statements for the year ended August 31, 2020.

The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities are as follows:

	For the Year Ended August 31,
	2020	2019
Deferred tax assets
Net operating loss carry-forwards	$27,036	$9,451
Stock-based compensation	4,224	2,519
Inventory	4,074	1,671
Other	1,325	871
	36,659	14,512
Valuation allowance	(33,816)	(12,854)
	2,843	1,658
Deferred tax liabilities
Depreciation, amortization and other	(2,987)	(1,755)
	(2,987)	(1,755)
Net deferred tax asset (liability)	$(144)	$(97)
During fiscal years 2020 and 2019, the Company maintained a valuation allowance to reduce deferred tax assets to an amount that more likely that not will be realized. The net deferred tax liability for fiscal year 2020 represents the portion of indefinite-life intangibles that could not be used as a future source of taxable income to support the realization of deferred tax assets.
The Company has not identified any unrecognized tax benefits or uncertain tax positions. No liability on uncertain tax positions is recorded on the financial statements as of August 31, 2020. The Company does not expect that its assessment regarding unrecognized tax benefits and uncertain tax positions will materially change over the following 12 months.
As of August 31, 2020, the Company had federal net operating loss (“NOL”) carryforwards of approximately $95.3 million, of which approximately $9.8 million expire in 2038, and the remainder do not expire. As of August 31, 2020, the Company had state net operating loss carryforwards of approximately $95.1 million which expire between 2028 and 2039. The 2017 Tax Cuts and Jobs Act ("TCJA") limited the use of NOLs to 80% of taxable income in any one tax period, which applied to years beginning after December 31, 2017. However, as a result of the CARES Act, corporate taxpayers may now use NOLs to fully offset taxable income in the 2018, 2019, and 2020 tax years. The Company has not completed its evaluation of NOL utilization limitations under Internal Revenue Code, as amended (the “Code”) Section 382, change of ownership rules. If the Company had a change in ownership, its NOL’s would be limited as to the amount that could be utilized each year, based on the Code.
The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of August 31, 2020 and 2019, the Company had no accrued interest or penalties related to uncertain tax positions. As of August 31, 2020, the tax years beginning with the year ended August 31, 2017 remain subject to examination by the Internal Revenue Service and tax years beginning with the year ended August 31, 2016 remaining subject to examination by certain state jurisdictions.
NOTE 15 – COMMITMENTS AND CONTINGENCIES
Other Commitments
In the ordinary course of business, the Company may enter into contractual purchase obligations and other agreements that are legally binding and specify certain minimum payment terms. The Company had no such agreements as of August 31, 2020.
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
May v. KushCo Holdings, Inc., et al., filed April 30, 2019, Case No. 8:19-cv-00798-JLS-KES, U.S. District Court for the Central District of California. This putative shareholder class action against the Company and certain of its current and former officers alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and seeks unspecified compensatory damages and other relief on behalf of a class of purchasers of the Company’s securities between July 13, 2017 and April 9, 2019, inclusive. In September 2019, the Court appointed co-lead plaintiffs and co-lead counsel for the plaintiffs. The lead plaintiffs’ amended complaint was filed in November 2019. In February 2020, the Company moved to dismiss the amended complaint. In September 2020, the Court granted the defendants’ motion to dismiss with leave to amend. On November 2, 2020, after the lead plaintiffs’ failed to file an amended complaint, the Court entered judgment in favor of the defendants, dismissing the action with prejudice.
Salsberg v. Kovacevich, et al., filed May 24, 2019, Case No. 8:19-cv-00998-JLS-KES, U.S. District Court for the Central District of California and Neysmith v. Baum, et al., filed May 31, 2019, Case No. 8:19-cv-01070-JLS-KES, U.S. District Court for the Central District of California. This purported shareholder derivative action against certain current and former directors and officers alleges, among other things, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The Company is named as a nominal defendant and the plaintiff seeks, among other things, corporate governance reforms, and disgorgement of profits, benefits, and compensation obtained by the defendants from the alleged conduct, to be paid to the Company. In September 2019, the Court consolidated these cases. In December 2019, the Court ordered a stay of this action pursuant to a stipulation of the parties.
Savage v. Kovacevich, et al., filed June 14, 2019, Case No. 30-2019-01077191-CU-MC-NJC, Superior Court of California, County of Orange. This purported shareholder derivative action against certain current and former directors and officers alleges, among other things, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The Company is named as a nominal defendant and the plaintiff seeks, among other things, corporate governance reforms, and unspecified damages and restitution from the defendants, to be paid to the Company. In August 2019, the Court ordered a stay of this action pursuant to a stipulation of the parties.
Bruno, et al. v. Kovacevich, et al., filed September 26, 2019, Case No. A-19-802660-C, Eighth Judicial District Court of the State of Nevada and Majchrzak v. Kovacevich, et al., filed October 2, 2019, Case No. A-19-902945-B, First Judicial District Court of the State of Nevada. These purported shareholder derivative actions against certain current and former directors and officers allege, among other things, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The Company is named as a nominal defendant in each action and the plaintiffs seek, among other things, equitable relief and unspecified damages from the defendants, to be paid to the Company. In August 2020 and September 2020, the Court ordered stays of the Majchrzak action and the Bruno action, respectively, pursuant to the plaintiffs’ unopposed motions.
In addition, after fiscal 2019, in October 2020, a purported Company shareholder filed a shareholder derivative action and putative class action complaint (Choate v. Kovacevich, et al., filed October 1, 2020, Case No. 8:20-cv-01904-JLS-KES, U.S. District Court for the Central District of California) against certain current Company directors. The suit alleges, among other things, breach of fiduciary duty with respect to the administration of the Company's 2016 Stock Incentive Plan. The Company is named as a nominal defendant. The suit seeks declaratory relief and, from the director defendants, unspecified compensatory damages and other relief.

NOTE 16 – 2020 PLAN & RESTRUCTURING CHARGES
During the second quarter of fiscal 2020, the Company adopted and implemented a comprehensive strategic plan (the “2020 Plan”) to more effectively execute the Company’s strategy of focusing its resources on more established, financially stable, and creditworthy customers (namely multi-state operators, licensed producers, and leading brands). In connection with the 2020 Plan, the Company began implementing a restructuring process designed to rationalize all aspects of its operations by, among other things, significantly reducing its overhead, implementing tighter expense controls, consolidating its warehouses, reducing its inventory, and drastically altering its sales strategy to focus more on these customers. The Company believes that this strategic shift and associated restructuring has resulted in a better forecast of demand, reduction of inventory and warehouse space, improved collections and cash flow, and potential revenue upside from these customers’ continued expansion and consolidation in the marketplace.

The Company has completed, or is in the process of completing, the following restructuring activities in connection with the 2020 Plan:
•Severance: The Company has implemented a more efficient and automated approach to serving a smaller more targeted group of customers, which requires substantially fewer dedicated sales representatives, project managers, warehouse personnel, and other related personnel. As part of this process, the Company determined that certain positions at the Company were no longer essential to the execution of the Company’s strategy going forward. As a result, the Company underwent reductions in force to right-size and better align its workforce with this new strategy. During the year ended August 31, 2020, the Company terminated 98 employees, and incurred $1,247 in severance-related restructuring costs.
•Facility-Related Lease Termination and Exiting Costs: As a result of the Company’s decision to discontinue nearly all of its stock inventory, the Company determined that it no longer needs the vast majority of its current warehouse space, and is currently in the process of negotiating with its landlords to terminate or sublease and exit the impacted warehouses. During the year ended August 31, 2020, the Company terminated leases and vacated its Las Vegas, Nevada, Santa Rosa, California, Osage, Colorado facilities and subleased its Garden Grove, California facility. The Company is planning to vacate additional facilities throughout fiscal year 2021 in order to consolidate its warehouse footprint. During the year ended August 31, 2020, the Company incurred $0.2 million in restructuring exit cost.
•Asset Impairment: With the Company’s planned facility closures, the Company has determined that the fair value of its fixed assets at these closing facilities are now below their carrying value, and that an impairment has occurred. The Company also determined that its product molds and tooling are no longer necessary assets, given its shift to focus exclusively on custom and best-selling stock inventory, creating an additional need for impairment. As a result, the Company recognized a total impairment charge related of approximately $3.9 million related to these fixed assets during the year ended August 31, 2020. In addition, because of the Company’s decision to consolidate its warehouses, the Company determined that it will incur impairment charges to its ROU assets. Based on internal calculations, the Company recognized impairment charges related to these assets of $3.0 million during the year ended August 31, 2020.
The Company expects to incur a total of $9.6 million in restructuring charges upon the completion of the 2020 Plan, which represents the Company’s best estimate as of August 31, 2020. The 2020 Plan is expected to be completed by the end of fiscal year 2021. The recognition of restructuring charges requires that the Company make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned reductions of workforce and facility, ROU and asset impairment costs. At the end of each reporting period, the Company will evaluate the remaining accrued balance to ensure that no excess accruals are retained, and the utilization of the provisions are for their intended purpose in accordance with developed plans. The following table reflects the movement of activity of the restructuring reserve for the year ended August 31, 2020:

	Severance related cost	Facility, ROU and asset impairment	Facility exit cost	Total
Balance at December 1, 2019	$ —	$ —	$ —	$ —
Provisions/Additions	1,247	6,895	216	8,358
Utilized/Paid	(1,247)	(6,895)	(216)	(8,358)
Balance at August 31, 2020	$—	$—	$—	$—
Expenses incurred under the 2020 Plan during the year ended August 31, 2020 are included within “Restructuring costs” in the consolidated statement of operations.

NOTE 17 – SUBSEQUENT EVENT

Fourth Exchange Agreement and Fourth Exchange Note
On November 10, 2020, the Company entered into a Fourth Exchange Agreement (the “Fourth Exchange Agreement”) with HB Sub Fund in order to (x) amend and waive certain provisions of the Securities Purchase Agreement and the Third Amended Senior Note, and (y) exchange the Third Amended Senior Note without any cash consideration for (i) a new senior note in the aggregate principal amount of $19.0 million (the “Fourth Amended Senior Note”) and (ii) 4,687,500 shares of our common stock (the “Fourth Exchange Shares”).
Similar to the terms of the Third Amended Senior Note, the Fourth Amended Senior Note will mature on April 29, 2021, subject to HB Sub Fund’s right to extend such maturity date. Upon maturity, we must pay HB Sub Fund an amount in cash representing the aggregate outstanding principal, plus any accrued and unpaid interest and accrued and unpaid late charges.

Similar to the terms of the Original Note, the Fourth Amended Senior Note will not bear interest except upon the occurrence (and during the continuance) of an Event of Default (as such term is defined in the Fourth Amended Senior Note), in which case the Fourth Amended Senior Note will bear interest at a rate of 18.0% per annum (the “Default Rate”).
The Fourth Amended Senior Note is redeemable by us at any time after the issuance in an amount equal to the outstanding principal and any accrued interest or late charges. The Fourth Amended Senior Note contains customary affirmative and negative covenants, including a limitation on our ability to incur additional indebtedness, subject to certain permitted exceptions. The Fourth Amended Senior Note includes customary events of default including, among others, payment defaults, breach of covenant defaults, bankruptcy and insolvency defaults, cross defaults with certain indebtedness, a change of control default, judgment defaults, and inaccuracies of representations and warranties defaults. Similar to the terms of the Original Note, HB Sub Fund may require us to redeem, upon the occurrence of an Event of Default, all or a portion of the Fourth Amended Senior Note at a redemption premium of 135% of the outstanding principal and any accrued interest or late charges. Similar to the terms of the Original Note, any amount of principal or other amounts due to HB Sub Fund under the Securities Purchase Agreement or the Fourth Amended Senior Note that is not paid when due (except to the extent such amount is simultaneously accruing interest at the Default Rate) will result in a late charge being incurred and payable by us in an amount equal to interest on such amount at the rate of 18.0% per annum from the date such amount was due until the same is paid in full.

Item 16.  Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 10, 2020

By:	/s/ Nicholas Kovacevich
Nicholas Kovacevich
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Nicholas Kovacevich
Nicholas Kovacevich	Chairman and Chief Executive Officer (Principal Executive Officer)	November 10, 2020

/s/ Stephen Christoffersen
Stephen Christoffersen	Chief Financial Officer (Principal Financial Officer)	November 10, 2020

/s/ Eric Baum	Director
Eric Baum		November 10, 2020

/s/ Barbara Goodstein	Director
Barbara Goodstein		November 10, 2020

/s/ Dallas Imbimbo	Director
Dallas Imbimbo		November 10, 2020

/s/ Donald Hunter	Director
Donald Hunter		November 10, 2020

/s/ Peter Kadens	Director
Peter Kadens		November 10, 2020

EXHIBIT INDEX
The following exhibits are filed as part of this Annual Report on Form 10-K. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit Number	Description of Exhibit

2.1†	Merger Agreement dated as of May 1, 2017 by and among KushCo Holdings, Inc., KBCMP, Inc., Lancer West Enterprises, Inc., Walnut Ventures, Jason Manasse, and Theodore Nicols (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 000-55418), filed May 4, 2017).

2.2†	Agreement and Plan of Merger, dated as of April 10, 2018, by and among KushCo Holdings, Inc., KCH Energy, LLC, Summit Innovations, LLC and Mark Driver (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 000-55418), filed April 10, 2018).

2.3	Amendment to Agreement and Plan of Merger, dated as of May 2, 2018, by and among KushCo Holdings, Inc., KCH Energy, LLC, Summit Innovations, LLC and Mark Driver (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K (File No. 000-55418), filed May 3, 2018).

3.1	Amended and Restated Articles of Incorporation of KushCo Holdings, Inc. filed with the Secretary of State of Nevada on August 29, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-55418), filed September 4, 2018).

3.2	Amended and Restated Bylaws of KushCo Holdings, Inc. (incorporated by reference to Exhibit 3.1.1 to the Quarterly Report on Form 10-Q (File No. 000-55418), filed July 9, 2020).

4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Form 10-K (File No. 005-55418), filed November 12, 2019).

4.2	Form of Warrant dated as of June 12, 2018 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-55418), filed June 8, 2018).

4.3	Form of Warrant dated as of January 18, 2019 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-55418), filed January 16, 2019).

4.4	Form of indenture for senior debt securities and the related form of senior debt security (incorporated by reference to Exhibit 4.1 to the Form S-3 (File No. 333-231019), filed April 25, 2019).

4.5	Form of indenture for subordinated debt securities and the related form of subordinated debt security (incorporated by reference to Exhibit 4.2 to the Form S-3 (File No. 333-231019), filed April 25, 2019).

4.6	Form of Monroe Warrant, dated as of August 21, 2019 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-55418), filed August 22,2019).

4.7	Registration Rights Agreement, dated as of August 21, 2019, by and among KushCo Holdings, Inc. and the investors listed therein (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 000-55418), filed August 22,2019).

4.8	Senior Note to HB Sub Fund II LLC, dated as of August 21, 2019 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 000-55418), filed August 22,2019).

4.9	Warrant to HB Sub Fund II LLC, dated as of August 21, 2019 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K (File No. 000-55418), filed August 22,2019).

4.10	Form of Warrant, dated as of September 30, 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-55418), filed September 26, 2019).

4.11	Senior Note to HB Sub Fund II LLC, dated as of November 8, 2019 (incorporated by reference to Exhibit 4.11 to the Form 10-K (File No. 005-55418), filed November 12, 2019).

4.12	Form of Warrant, dated as of February 6, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-55418), filed February 10, 2020).

Exhibit Number	Description of Exhibit
4.13	Form of Senior Note to HB Sub Fund II LLC, dated as of June 9, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-55418), filed June 10, 2020).

4.14*	Senior Note to HB Sub Fund II LLC, dated as of November 10, 2020.

10.1#	Offer Letter, dated as of July 3, 2017, by and between KushCo Holdings, Inc. and Jim McCormick (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55418), filed August 3, 2017).

10.2#	KushCo Holdings, Inc. 2016 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 000-55418), filed April 15,2019).

10.3	Asset Purchase Agreement, dated as of September 21, 2018, by and among KushCo Holdings, Inc. and Smoke Cartel, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55418), filed September 26,2018).

10.4	Lease, dated as of February 9, 2017, by and between KIM International Corporation and ZUREIT Holdings, Ltd. (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K (File No. 000-55418), file November 29,2018).

10.5	Lease, dated as of April 12, 2018, by and between KIM International Corporation and ZUREIT Holdings, Ltd. (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K (File No. 000-55418), file November 29,2018).

10.6#	Amended and Restated Offer Letter by and between KushCo Holdings, Inc. and Jason Vegotsky, dated as of November 21, 2018 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K (File No. 000-55418), file November 29,2018).

10.7#	Offer Letter by and between KushCo Holdings, Inc. and Christopher Tedford, dated as of November 8, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55418), filed November 21, 2018).

10.8	Form of Securities Purchase Agreement, dated as of January 18, 2019, by and among KushCo Holdings, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55418), filed January 16, 2019).

10.9	Placement Agency Agreement, dated as of January 15, 2019, by and between KushCo Holdings, Inc. and Alliance Global Partners (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-55418), filed January 16, 2019).

10.10#	Severance Agreement, dated as of February 22, 2019, by and between KushCo Holdings, Inc. and Jim McCormick (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55418), filed February 28, 2019).

10.11#	Offer Letter, dated as of February 27, 2019, by and between KushCo Holdings, Inc. and Rodrigo de Oliveira (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55418), filed March 5, 2019).

10.13#	Offer Letter, dated as of February 27, 2019, by and between KushCo Holdings, Inc. and Jason Vegotsky (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-55418), filed March 5, 2019).

10.14#	Amendment to Offer Letter, dated as of February 27, 2019, by and between KushCo Holdings, Inc. and Christopher Tedford (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-55418), filed March 5, 2019).

10.15	Securities Purchase Agreement, dated as of April 29, 2019, between KushCo Holdings, Inc. and HB Sub Fund II LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55418), filed April 30, 2019).

Exhibit Number	Description of Exhibit
10.16#	Amendment to Offer Letter by and between Rodrigo de Oliveira and KushCo Holdings, Inc., dated as of June 7, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55418), filed June 11, 2019).

10.17	Financing Agreement, dated as of August 21, 2019, by and among Kim International Corporation and each of its parent and subsidiaries listed as a borrower, as Borrowers, each subsidiary of Borrowers listed as a guarantor, as Guarantors, the lenders from time to time a party thereto, as Lenders, and Monroe Capital Management Advisors, LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55418), filed August 22, 2019).

10.18	Subscription Agreement, dated as of August 21, 2019, by and among KushCo Holdings, Inc. and the subscribers listed therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-55418), filed August 22, 2019).

10.19	Exchange Agreement, dated as of August 21, 2019, by and between KushCo Holdings, Inc. and HB Sub Fund II LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-55418), filed August 22, 2019).

10.20	Form of Securities Purchase Agreement, dated as of September 26, 2019, by and among KushCo Holdings, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55418), filed September 26, 2019).

10.21	Placement Agency Agreement, dated as of September 26, 2019, by and among KushCo Holdings, Inc., Jefferies LCC and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-55418), filed September 26, 2019).

10.22
Second Exchange Agreement, dated as of November 8, 2019, by and between KushCo Holdings, Inc. and HB Sub Fund II LLC (incorporated by reference to Exhibit 10.22 to the Form 10-K (File No. 005-55418), filed November 12, 2019).

10.23
Limited Consent and First Amendment to Financing Agreement, dated as of November 8, 2019, by and among KushCo Holdings, Inc., certain of its subsidiaries and Monroe Capital Management Advisors, LLC (incorporated by reference to Exhibit 10.23 to the Form 10-K (File No. 005-55418), filed November 12, 2019).

10.24	Form of Securities Purchase Agreement, dated as of February 6, 2020, by and among KushCo Holdings, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55418), filed February 10, 2020).

10.25	Placement Agency Agreement, dated as of February 6, 2020, by and between KushCo Holdings, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-55418), filed February 10, 2020).

10.26	Third Exchange Agreement, dated as of June 9, 2020, by and between KushCo Holdings, Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55418), filed June 10, 2020).

10.27*	Fourth Exchange Agreement, dated as of November 10, 2020, by and between KushCo Holdings, Inc. and the investor signatory thereto.

14.1	KushCo Holdings, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K (File No. 000-555418), filed March 13,2018).

18.1	Preferability Letter of RBSM LLP, dated November 28, 2018 (incorporated by reference to Exhibit 18.1 to the Annual Report on Form 10-K (File No. 000-55418), filed November 29, 2018).

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

Exhibit Number	Description of Exhibit
31.1*	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
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