Form 10-Q/A
period 2020-05-31
KushCo Holdings, Inc.
filed 2021-01-11
CIK 1604627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE
KuschCo Holdings, Inc.. (the “Company”) filed its Quarterly Report on Form 10-Q for the period ended May 31, 2020 with the Securities and Exchange Commission on July 9, 2020 (the “Original Filing”). The Company is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to (i) indicate by check mark on the cover of the Amendment that the Company had not filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months preceding the Original Filing, (ii) amend Item 5(a) of Part II to disclose information that was required to be disclosed in a Current Report on Form 8-K during the period covered by this Quarterly Report on Form 10-Q, but which was not timely reported on a Current Report on Form 8-K during that period, and (iii) amend Item 6 of Part II to include Exhibit 10.2, Severance Agreement, dated April 10, 2020, by and between the KIM International Corporation, a subsidiary of Company, and Christopher Tedford, which should have been filed as an exhibit to the Form 8-K discussed in (ii) above.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains only the changes noted above. Those sections or exhibits of the Original Filing that are unaffected by this Amendment (including the unaudited condensed consolidated financial statements included in the Original Filing, which did reflect the payments described in Item 5(a) of this Amendment) are not included herein.
This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

PART II. OTHER INFORMATION
Item 5. Other Information.
As previously reported in a Current Report on Form 8-K filed with the Commission on March 26, 2020, on March 20, 2020, it was determined that Christopher Tedford would step down from his position as Chief Financial Officer of the Company. Mr. Tedford’s separation from the Company became effective on April 10, 2020
On April 10, 2020, KIM International Corporation, a subsidiary of the Company, and Mr. Tedford entered into a Severance Agreement and Release (the “Severance Agreement”). The Severance Agreement provides that, among other things, upon Mr. Tedford’s execution of the Severance Agreement and his return of all Company property (as defined in the Severance Agreement) and subject to his compliance with all of the terms of the Severance Agreement, including that he not revoke his acceptance of the Severance Agreement within the applicable seven-day revocation period, Mr. Tedford will receive the following severance benefit(s) (less appropriate taxes and withholdings as authorized by law) (the “Severance”) in accordance with the following schedule:
•On or before 10 business days following the Effective Date (as defined below), the Company will pay Mr. Tedford $87,500.00;
•On or before the date which is 90 days following the Effective Date, the Company will pay Mr. Tedford $25,000.00;
•On or before the date which is 180 days following the Effective Date, the Company will pay Mr. Tedford $25,000.00;

•On or before May 13, 2020, the Company will pay Mr. Tedford a cash payment of $27,123.00, which represents the value of the 15,769 shares of restricted Company common stock previously issued to Mr. Tedford as a discretionary bonus.
•Following the Effective Date, the Company will pay Mr. Tedford six equal cash payments equal to $1,722.00 (the “Cash Benefit Payments”) on a monthly basis, which represents the cash value of Mr. Tedford’s requested health benefits following his employment termination date. Notwithstanding anything to the contrary should Mr. Tedford obtain full-time employment and health benefit from a new employer, any unpaid Cash Benefit Payments will be null and void.
For purposes of the Severance Agreement, “Effective Date” means the date immediately following the expiration of the Revocation Period.
The Severance Agreement also contains a general release in favor of the Company.
The foregoing is a summary only and does not purport to be a complete description of all of the terms, provisions, covenants and agreements contained in the Severance Agreement, and is subject to and qualified in its entirety by reference to the complete text of the Severance Agreement, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.
Item 6. Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit Number	Description of Exhibit

3.1.1	Amended and Restated Bylaws of KushCo Holdings, Inc., amended and restated as of July 6, 2020.

3.1.2	Amended and Restated Bylaws of KushCo Holdings, Inc., with changes marked against original bylaws of KushCo Holdings, Inc. dated as of March 7, 2014.

4.1	Form of Third Exchange Note (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-55418) filed on June 10, 2020).

10.1	Form of Securities Purchase Agreement dated February 6, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55418) filed February 10, 2020).

10.2*	Severance Agreement and Release, dated April 10, 2020, by and between KIM International Corporation, a subsidiary of KushCo Holdings, Inc., and Christopher Tedford.

31.1*	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Quarterly Report on Form 10-Q (File No. 000-555418), filed on July 9, 2020).

32.2	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Quarterly Report on Form 10-Q (File No. 000-555418), filed on July 9, 2020).

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
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

Date: January 11, 2021	By:	/s/ Nicholas Kovacevich
Nicholas Kovacevich
Chairman and Chief Executive Officer (principal executive officer)

Date: January 11, 2021	By:	/s/ Stephen Christoffersen
Stephen Christoffersen
Chief Financial Officer (Principal Financial Officer)