Form 10-K/A
period 2020-08-31
KushCo Holdings, Inc.
filed 2021-01-11
CIK 1604627

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

EXPLANATORY NOTE

KuschCo Holdings, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended August 31, 2020 with the Securities and Exchange Commission on November 10, 2020 (the “Original Filing”). The Company is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to (i) indicate by check mark on the cover of the Amendment that the Company had not filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months preceding the Original Filing, (ii) amend Item 9B of Part II to disclose information that was required to be disclosed in a Current Report on Form 8-K during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K, but which was not timely reported on a Current Report on Form 8-K during that period, and (iii) amend Item 15 of Part IV to include Exhibit 10.28, Severance Agreement, dated April 10, 2020, by and between KIM International Corporation, a subsidiary of the Company, and Christopher Tedford, which is incorporated by reference from Exhibit 10.1 to the Form 10-Q/A (Amendment No. 1) filed with the Securities and Exchange Commission (the “Commission”) on January 11, 2021, and Exhibit 10.29, Severance Agreement, dated July 1, 2020, by and between KIM International Corporation, a subsidiary of the Company, and Jason Vegotsky, which should have been filed as an exhibit to the Form 8-K discussed in (ii) above.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains only the changes noted above. Those sections or exhibits of the Original Filing that are unaffected by this Amendment (including the audited condensed consolidated financial statements included in the Original Filing, which did reflect the payments described in Item 9(a) of this Amendment) are not included herein.

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

PART II
Item 9B. Other Information.
As previously reported in a Current Report on Form 8-K filed with the Commission on June 5, 2020, on June 1, 2020, Jason Vegotsky notified KushCo Holdings, Inc. (“KushCo”) of his intention to step down from his position as President and Chief Revenue Officer of the Company, effective July 1, 2020.
On July 1, 2020 (the “Effective Date”), KIM International Corporation, a subsidiary of the Company, and Mr. Vegotsky entered into a Severance Agreement and Release (the “Severance Agreement”). The Severance Agreement provides that, among other things, upon Mr. Vegotsky’s execution of the Severance Agreement and his return of all Company property (as defined in the

Severance Agreement) and subject to his compliance with all of the terms of the Severance Agreement, Mr. Vegotsky will receive the following severance benefit(s) (the “Severance”):
•The Company will pay total cash compensation equal to $75,000.00 to Mr. Vegotsky, to be paid in three equal monthly installments of $25,000.00, with the first cash payment to be made within five business days following the Effective Date, the second cash payment to be made on or before August 5, 2020, and the final cash payment to be made on or before August 31, 2020;
•On or before December 1, 2020, the Company will accelerate the vesting schedule of the restricted stock award previously granted to Mr. Vegotsky (referred to as RSA-430), and as a result the unvested 50,000 shares of Company stock will become fully vested.
•The Company will grant to Mr. Vegotsky 50,000 restricted shares of Company common stock, with 25,000 of such restricted shares being issued to Mr. Vegotsky on or before July 6, 2020 and the remaining 25,000 of such restricted shares being issued to Mr. Vegotsky on or before August 31, 2020.
•On or before July 1, 2020, the Company will grant to Mr. Vegotsky 100,000 options to purchase shares of Company common stock, with a strike price equal to the closing price of the Company’s common stock on June 30, 2020, which such options will be fully vested and exercisable between November 1, 2020 and October 31, 2022.
The Severance Agreement also contains a general release in favor of the Company (subject to certain exceptions described in the Severance Agreement).
The foregoing is a summary only and does not purport to be a complete description of all of the terms, provisions, covenants and agreements contained in the Severance Agreement, and is subject to and qualified in its entirety by reference to the complete text of the Severance Agreement, a copy of which is attached hereto as Exhibit 10.29 and is incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following exhibits are filed as part of this Annual Report on Form 10-K. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit Number	Description of Exhibit

2.1†	Merger Agreement dated as of May 1, 2017 by and among KushCo Holdings, Inc., KBCMP, Inc., Lancer West Enterprises, Inc., Walnut Ventures, Jason Manasse, and Theodore Nicols (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 000-55418), filed May 4, 2017).

2.2†	Agreement and Plan of Merger, dated as of April 10, 2018, by and among KushCo Holdings, Inc., KCH Energy, LLC, Summit Innovations, LLC and Mark Driver (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 000-55418), filed April 10, 2018).

2.3	Amendment to Agreement and Plan of Merger, dated as of May 2, 2018, by and among KushCo Holdings, Inc., KCH Energy, LLC, Summit Innovations, LLC and Mark Driver (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K (File No. 000-55418), filed May 3, 2018).

3.1	Amended and Restated Articles of Incorporation of KushCo Holdings, Inc. filed with the Secretary of State of Nevada on August 29, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-55418), filed September 4, 2018).

3.2	Amended and Restated Bylaws of KushCo Holdings, Inc. (incorporated by reference to Exhibit 3.1.1 to the Quarterly Report on Form 10-Q (File No. 000-55418), filed July 9, 2020).

4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Form 10-K (File No. 005-55418), filed November 12, 2019).

4.2	Form of Warrant dated as of June 12, 2018 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-55418), filed June 8, 2018).

4.3	Form of Warrant dated as of January 18, 2019 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-55418), filed January 16, 2019).

Exhibit Number	Description of Exhibit
4.4	Form of indenture for senior debt securities and the related form of senior debt security (incorporated by reference to Exhibit 4.1 to the Form S-3 (File No. 333-231019), filed April 25, 2019).

4.5	Form of indenture for subordinated debt securities and the related form of subordinated debt security (incorporated by reference to Exhibit 4.2 to the Form S-3 (File No. 333-231019), filed April 25, 2019).

4.6	Form of Monroe Warrant, dated as of August 21, 2019 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-55418), filed August 22,2019).

4.7	Registration Rights Agreement, dated as of August 21, 2019, by and among KushCo Holdings, Inc. and the investors listed therein (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 000-55418), filed August 22,2019).

4.8	Senior Note to HB Sub Fund II LLC, dated as of August 21, 2019 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 000-55418), filed August 22,2019).

4.9	Warrant to HB Sub Fund II LLC, dated as of August 21, 2019 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K (File No. 000-55418), filed August 22,2019).

4.10	Form of Warrant, dated as of September 30, 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-55418), filed September 26, 2019).

4.11	Senior Note to HB Sub Fund II LLC, dated as of November 8, 2019 (incorporated by reference to Exhibit 4.11 to the Form 10-K (File No. 005-55418), filed November 12, 2019).

4.12	Form of Warrant, dated as of February 6, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-55418), filed February 10, 2020).

4.13	Form of Senior Note to HB Sub Fund II LLC, dated as of June 9, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-55418), filed June 10, 2020).

4.14	Senior Note to HB Sub Fund II LLC, dated as of November 10, 2020 (incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K (File No. 000-55418), filed November 10, 2020).

10.1#	Offer Letter, dated as of July 3, 2017, by and between KushCo Holdings, Inc. and Jim McCormick (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55418), filed August 3, 2017).

10.2#	KushCo Holdings, Inc. 2016 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 000-55418), filed April 15,2019).

10.3	Asset Purchase Agreement, dated as of September 21, 2018, by and among KushCo Holdings, Inc. and Smoke Cartel, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55418), filed September 26,2018).

10.4	Lease, dated as of February 9, 2017, by and between KIM International Corporation and ZUREIT Holdings, Ltd. (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K (File No. 000-55418), file November 29,2018).

10.5	Lease, dated as of April 12, 2018, by and between KIM International Corporation and ZUREIT Holdings, Ltd. (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K (File No. 000-55418), file November 29,2018).

10.6#	Amended and Restated Offer Letter by and between KushCo Holdings, Inc. and Jason Vegotsky, dated as of November 21, 2018 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K (File No. 000-55418), file November 29,2018).

10.7#	Offer Letter by and between KushCo Holdings, Inc. and Christopher Tedford, dated as of November 8, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55418), filed November 21, 2018).

Exhibit Number	Description of Exhibit
10.8	Form of Securities Purchase Agreement, dated as of January 18, 2019, by and among KushCo Holdings, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55418), filed January 16, 2019).

10.9	Placement Agency Agreement, dated as of January 15, 2019, by and between KushCo Holdings, Inc. and Alliance Global Partners (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-55418), filed January 16, 2019).

10.10#	Severance Agreement, dated as of February 22, 2019, by and between KushCo Holdings, Inc. and Jim McCormick (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55418), filed February 28, 2019).

10.11#	Offer Letter, dated as of February 27, 2019, by and between KushCo Holdings, Inc. and Rodrigo de Oliveira (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55418), filed March 5, 2019).

10.13#	Offer Letter, dated as of February 27, 2019, by and between KushCo Holdings, Inc. and Jason Vegotsky (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-55418), filed March 5, 2019).

10.14#	Amendment to Offer Letter, dated as of February 27, 2019, by and between KushCo Holdings, Inc. and Christopher Tedford (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-55418), filed March 5, 2019).

10.15	Securities Purchase Agreement, dated as of April 29, 2019, between KushCo Holdings, Inc. and HB Sub Fund II LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55418), filed April 30, 2019).

10.16#	Amendment to Offer Letter by and between Rodrigo de Oliveira and KushCo Holdings, Inc., dated as of June 7, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55418), filed June 11, 2019).

10.17	Financing Agreement, dated as of August 21, 2019, by and among Kim International Corporation and each of its parent and subsidiaries listed as a borrower, as Borrowers, each subsidiary of Borrowers listed as a guarantor, as Guarantors, the lenders from time to time a party thereto, as Lenders, and Monroe Capital Management Advisors, LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55418), filed August 22, 2019).

10.18	Subscription Agreement, dated as of August 21, 2019, by and among KushCo Holdings, Inc. and the subscribers listed therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-55418), filed August 22, 2019).

10.19	Exchange Agreement, dated as of August 21, 2019, by and between KushCo Holdings, Inc. and HB Sub Fund II LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-55418), filed August 22, 2019).

10.20	Form of Securities Purchase Agreement, dated as of September 26, 2019, by and among KushCo Holdings, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55418), filed September 26, 2019).

10.21	Placement Agency Agreement, dated as of September 26, 2019, by and among KushCo Holdings, Inc., Jefferies LCC and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-55418), filed September 26, 2019).

10.22
Second Exchange Agreement, dated as of November 8, 2019, by and between KushCo Holdings, Inc. and HB Sub Fund II LLC (incorporated by reference to Exhibit 10.22 to the Form 10-K (File No. 005-55418), filed November 12, 2019).

Exhibit Number	Description of Exhibit
10.23
Limited Consent and First Amendment to Financing Agreement, dated as of November 8, 2019, by and among KushCo Holdings, Inc., certain of its subsidiaries and Monroe Capital Management Advisors, LLC (incorporated by reference to Exhibit 10.23 to the Form 10-K (File No. 005-55418), filed November 12, 2019).

10.24	Form of Securities Purchase Agreement, dated as of February 6, 2020, by and among KushCo Holdings, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55418), filed February 10, 2020).

10.25	Placement Agency Agreement, dated as of February 6, 2020, by and between KushCo Holdings, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-55418), filed February 10, 2020).

10.26	Third Exchange Agreement, dated as of June 9, 2020, by and between KushCo Holdings, Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55418), filed June 10, 2020).

10.27	Fourth Exchange Agreement, dated as of November 10, 2020, by and between KushCo Holdings, Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 10-K (File No. 000-55418), filed November 10, 2020).

10.28
Severance Agreement and Release, dated April 10, 2020, by and between KIM International Corporation, a subsidiary of KushCo Holdings, Inc., and Christopher Tedford (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q/A (File No. 000-55418), filed on January 11, 2021).

10.29*	Severance Agreement and Release, dated July 1, 2020, by and between KIM International Corporation, a subsidiary of KushCo Holdings, Inc., and Jason Vegotsky.

14.1	KushCo Holdings, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K (File No. 000-55418), filed March 13,2018).

18.1	Preferability Letter of RBSM LLP, dated November 28, 2018 (incorporated by reference to Exhibit 18.1 to the Annual Report on Form 10-K (File No. 000-55418), filed November 29, 2018).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K (Filed No. 000-55418), filed November 10, 2020).

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K (Filed No. 000-55418), filed November 10, 2020).

31.1*	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K (Filed No. 000-55418), filed November 10, 2020).

32.2	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Annual Report on Form 10-K (Filed No. 000-55418), filed November 10, 2020).

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit Number	Description of Exhibit
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
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