Form 10-Q
period 2020-11-30
KushCo Holdings, Inc.
filed 2021-01-11
CIK 1604627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2020
or
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
Yes ☐ No ☒
The number of outstanding shares of the Registrant’s common stock as of January 8, 2021 was 132,142,375 shares.

KUSHCO HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2020

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
KUSHCO HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Amounts in thousands)
(Unaudited)

	November 30, 2020	August 31, 2020
ASSETS
Current assets:
Cash	$5,663	$10,476
Accounts receivable, net	11,959	9,427
Inventory, net	34,717	28,049
Prepaid expenses and other current assets	14,449	9,054
Total current assets	66,788	57,006

Goodwill	52,267	52,267
Intangible assets, net	872	1,000
Property and equipment, net	8,224	8,801
Other assets	9,465	8,582
Total Assets	$137,616	$127,656
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,497	$4,282
Customer deposits	5,319	3,188
Accrued expenses and other current liabilities	6,723	8,195
Current portion of notes payable	18,304	20,692
Line of credit	4,320	—
Total current liabilities	43,163	36,357

Long-term liabilities:
Note payable	763	—
Warrant liability	548	365
Other non-current liabilities	3,765	4,205
Total long-term liabilities	5,076	4,570
Total liabilities	48,239	40,927

Commitments and contingencies (Note 11)

Stockholders' equity
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 265,000 shares authorized, 131,962 and 125,708 shares issued and outstanding as of November 30, 2020 and August 31, 2020, respectively	132	126
Additional paid-in capital	234,345	227,253
Accumulated deficit	(145,100)	(140,650)
Total stockholders' equity	89,377	86,729
Total liabilities and stockholders' equity	$137,616	$127,656
The accompanying notes are an integral part of the condensed consolidated financial statements.

KUSHCO HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended
	November 30, 2020	November 30, 2019
Net revenue	$26,761	$34,963
Cost of goods sold	21,022	27,692
Gross profit	5,739	7,271

Operating expenses:
Selling, general and administrative	8,812	21,075
Restructuring costs	8	—
Total operating expenses	8,820	21,075
Loss from operations	(3,081)	(13,804)

Other income (expense):
Change in fair value of warrant liability	(183)	3,204
Change in fair value of equity investment	1,251	(395)
Interest expense	(1,546)	(1,488)
Loss on extinguishment of debt	(877)	—
Other income (expense), net	(14)	(23)
Total other income (expense)	(1,369)	1,298
Loss before income taxes	(4,450)	(12,506)
Income tax expense	—	—
Net loss	$(4,450)	$(12,506)

Net loss per share:
Basic net loss per common share	$(0.03)	$(0.12)
Diluted net loss per common share	$(0.03)	$(0.12)

Basic weighted average number of common shares outstanding	127,201	101,638
Diluted weighted average number of common shares outstanding	127,201	101,638
The accompanying notes are an integral part of the condensed consolidated financial statements.

KUSHCO HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Amount
Balances at August 31, 2020	125,708	$126	$227,253	$(140,650)	$86,729
Stock-based compensation	1,566	1	3,404	—	3,405
Stock issued for conversion of debt	4,688	5	3,688	—	3,693
Net loss	—	—	—	(4,450)	(4,450)
Balances at November 30, 2020	131,962	$132	$234,345	$(145,100)	$89,377

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Amount
Balances at August 31, 2019	90,041	$90	$164,258	$(62,994)	$101,354
Stock-based compensation	99	—	3,189	—	3,189
Stock sold to investors	17,198	17	27,362	—	27,379
Stock issued for acquisitions	23	—	—	—	—
Net loss	—	—	—	(12,506)	(12,506)
Balances at November 30, 2019	107,361	$107	$194,809	$(75,500)	$119,416
The accompanying notes are an integral part of the condensed consolidated financial statements.

KUSHCO HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended
	November 30, 2020	November 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,450)	$(12,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	845	962
Amortization of debt discount	1,492	1,181
Bad debt (recovery)/provision	(60)	362
Bad debt recovery on note receivable	(513)	—
Sales return (recovery)/provision	(150)	45
Inventory reserve (recovery)/provision	(1,336)	604
Loss (gain) on disposal of assets	—	21
Change in fair value of equity investment	(1,251)	395
Stock compensation expense	2,360	4,662
Change in fair value of warrant liability	183	(3,204)
Loss on extinguishment of debt	877	—
Right-of-use assets amortization	175	603
Changes in operating assets and liabilities:
Accounts receivable	(2,322)	(1,223)
Inventory	(5,332)	3,120
Prepaid expenses and other current assets	(4,882)	(5,858)
Other non-current assets	(10)	(164)
Accounts payable	4,204	(922)
Customer deposits	2,131	2,352
Accrued expenses and other current liabilities	(677)	1,954
Other non-current liabilities	(388)	(482)
Net cash used in operating activities	(9,104)	(8,098)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment, and intangibles	(129)	(1,940)
Net cash used in investing activities	(129)	(1,940)
CASH FLOWS FROM FINANCING ACTIVITIES
Financing cost paid in connection with extinguishment of debt	(98)	—
Repayment of capital leases	—	(27)
Proceeds from issuance of common stock	—	27,379
Proceeds from line of credit	30,962	25,112
Repayments on line of credit	(26,444)	(31,651)
Net cash provided by financing activities	4,420	20,813
NET INCREASE (DECREASE) IN CASH	(4,813)	10,775
CASH AT BEGINNING OF PERIOD	10,476	3,944
CASH AT END OF PERIOD	$5,663	$14,719

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$35	$351
NON-CASH INVESTING AND FINANCING ACTIVITIES
Services prepaid for in common stock	$—	$171
Accrued and unpaid amounts for purchase of property & equipment	$11	$103
Stock issued for amendment of debt agreement	$3,693	$—
The accompanying notes are an integral part of the condensed consolidated financial statements.

KUSHCO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
(Unaudited)
NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the activity of KushCo Holdings, Inc. (the “Company”) and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included in the condensed consolidated financial statements for the interim periods presented herein, but are not necessarily indicative of operating results to be achieved for full fiscal years or other interim periods. The condensed consolidated balance sheet as of August 31, 2020 was derived from the audited financial statements as of that date but does not include all disclosures as required by GAAP. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended August 31, 2020 and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year then ended and filed with the SEC on November 10, 2020.
The Company’s principal sources of liquidity at November 30, 2020 consisted of cash on hand, a line of credit and future cash anticipated to be generated from operations. The Company reported positive working capital as of November 30, 2020. However, the Company’s principal loan balances mature on April 29, 2021. The Company intends to refinance such loan balances by their stated maturity. The Company believes its current cash balances coupled with anticipated cash flow from operating activities, and its plans to refinance its borrowings will be sufficient to meet its working capital requirements for at least one year from the date the consolidated financial statements were available to be issued.
References to amounts in these notes to condensed consolidated financial statements are in thousands, except per share amounts, unless otherwise specified.
References herein to a particular “fiscal” year means the fiscal year that ended on August 31 of the year indicated.
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
Accounts Receivable
Trade accounts receivable are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus, trade receivables do not bear interest. Trade accounts receivables are periodically evaluated for collectability based on the customer's past credit history and current financial condition. The Company’s net accounts receivable balance was $11,959 and $9,427 as of November 30, 2020 and August 31, 2020, respectively. The Company’s allowance for doubtful accounts was $2,336 and $2,439 as of November 30, 2020 and August 31, 2020, respectively. The Company wrote-off $43 of customers' balances during the three month period ended November 30, 2020. The Company’s sales return reserve was $182 and $332 as of November 30, 2020 and August 31, 2020, respectively, and is included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheet.
Inventory
Inventories are stated at the lower of cost or net realizable value using the average cost method. The Company’s inventory consists of finished goods of $43,878 and $38,546 as of November 30, 2020 and August 31, 2020, respectively. The Company also makes prepayments against the future delivery of inventory classified as prepaid inventory. The Company’s prepaid inventory was $8,304 and $3,373 as of November 30, 2020 and August 31, 2020, respectively and is included in prepaid expenses and other current assets on the accompanying balance sheets. The Company regularly reviews inventory and, when appropriate, records a provision for obsolete and excess inventory. The provision is based on actual loss experience and a forecast of product demand compared to its remaining shelf life. As of November 30, 2020, the Company had $9,161 of inventory reserve. As of August 31, 2020, the Company had $10,497 of inventory reserve.
Equity Investment
On January 30, 2020, the Company partnered with XS Financial Inc. (“XS Financial”), formerly Xtraction Services Holding Corp, a provider of equipment leasing solutions to owners and operators of cannabis and hemp companies in the United States in order to provide such solutions to the Company’s network of regulated cannabis and hemp-derived cannabidiol ("CBD") operators. The Company’s Chief Financial Officer, Stephen Christoffersen, has served on the board of directors for XS Financial since May 2019. Under the terms of its agreement with XS Financial, upon the closing of the transaction, the Company issued 1,653 of its common shares in exchange for 10,600 proportionate voting shares of XS Financial (the “XS Shares”), the equivalent of 19.9% of XS Financials' market capitalization on the closing date. On January 30, 2020, the value of the Company's shares issued in exchange for the equity investment in XS Financial was $2,528. The Company’s investment in XS Financial is included in “Other assets” on the Company’s condensed consolidated balance sheets. The fair value of Company's investment in XS Financial was $2,321 as of November 30, 2020. The fair value of Company's investment in XS Financial was $1,225 as of August 31, 2020.
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
For the three months ended November 30, 2020 and 2019, basic and diluted weighted average shares are the same, as the Company generated a net loss for the period. The computation for the three months ended November 30, 2020 does not include 10,782 options and 21,737 warrants, as their inclusion would have an anti-dilutive effect on net loss per share. The computation of diluted net loss per share for the three months ended November 30, 2019 does not include 14,407 options and 16,737 warrants, as their inclusion would have an anti-dilutive effect on net loss per share.
Revenue Recognition
The Company markets and sells a wide variety of ancillary products and services to customers operating in the regulated medical and recreational cannabis and CBD industries. These complementary products and services include bottles, jars, bags, tubes, containers, vape cartridges, vape batteries and accessories, labels and processing supplies, solvents, natural products, stainless steel tanks, custom branded anti-counterfeit and authentication labels, and services focused on building distribution networks of compliant hemp-derived CBD brands across conventional and other retail channels, including convenience, pet care, and beauty channels.
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

Advertising
The Company conducts advertising for the promotion of its products and services. In accordance with ASC subtopic 720-35-25 (“ASC 720”), advertising costs are charged to expense when incurred. Advertising costs were $3 and $81 for the three months ended November 30, 2020 and November 30, 2019, respectively.
Share-based Compensation

The Company recorded total stock-based compensation expense of $2,360 and $4,662 for the three months ended November 30, 2020 and November 30, 2019, respectively, in connection with the issuance of shares of common stock and options to purchase common stock. Stock-based compensation expense is included in selling, general and administrative expense in the Company's condensed consolidated statements of operations.
Recently Issued Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40).” ASU 2020-06 reduces the number of models used to account for convertible instruments, amends diluted EPS calculations for convertible instruments, and amends the requirements for a contract (or embedded derivative) that is potentially settled in an entity's own shares to be classified in equity. The amendments add certain disclosure requirements to increase transparency and decision-usefulness about a convertible instrument's terms and features. Under the amendment, the Company must use the if-converted method for including convertible instruments in diluted EPS as opposed to the treasury stock method. ASU 2020-06 is effective for annual reporting periods beginning after December 15, 2021 (the Company's Fiscal 2023). Early adoption is allowed under the standard with either a modified retrospective or full retrospective method. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
In December 2019, the FASB Issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting of Income Taxes”, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
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

The Company's operations, as well as those of its suppliers and customers, have been impacted by the COVID-19 pandemic. While the Company is continuing to navigate the financial, operational, and personnel challenges presented by the COVID-19 pandemic, the full extent of the impact of COVID-19 on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which are uncertain, out of our control and cannot be predicted at this time.
NOTE 2 - CONCENTRATIONS OF RISK
Supplier Concentrations
The Company purchases inventory from various suppliers and manufacturers. For the three months ended November 30, 2020 and November 30, 2019, the Company had one vendor that accounted for approximately 53% and 32%, respectively, of total inventory purchases. As of November 30, 2020, there were two vendors in the aggregate that represented approximately 58% of accounts payable. As of November 30, 2019, there were three vendors that represented approximately 37% of accounts payable.
Customer Concentrations
During the three months ended November 30, 2020, the Company had two customers in the aggregate, that represented over 28% of the Company’s revenue. For the three months ended November 30, 2019, the Company had one customer that represented approximately 10% of the Company’s revenues. As of November 30, 2020, there were three customers in the aggregate, that represented approximately 42% of accounts receivable. As of November 30, 2019, there were two customers in the aggregate that represented 35% of accounts receivable.
NOTE 3 – RELATED-PARTY TRANSACTIONS
The Company sells certain products and supplies to one related party. During the three months ended November 30, 2019, the Company sold products and supplies to two related parties. Sales recognized during the three months ended November 30, 2020 and November 30, 2019 totaled $134 and $866, respectively. Total accounts receivable from related parties was $704 and $1,200 as of November 30, 2020 and August 31, 2020, respectively. Further, the Company rented certain warehouse equipment from a related party. No rental payments were made to the related party during the three months ended November 30, 2020. During the three months ended November 30, 2019, total rental payments of $158 were made to the related party.
NOTE 4 - PROPERTY AND EQUIPMENT
The major classes of fixed assets consist of the following:

	November 30, 2020	August 31, 2020
Machinery and equipment	$9,567	$9,540
Vehicles	410	410
Office Equipment	376	376
Leasehold improvements	1,590	1,591
Construction in progress	774	660
	12,717	12,577
Accumulated Depreciation	(4,493)	(3,776)
	$8,224	$8,801
Depreciation expense was $717 and $725 for the three months ended November 30, 2020 and November 30, 2019, respectively.

NOTE 5 – INTANGIBLE ASSETS
Intangible assets consist of the following:

		As of November 30, 2020			As of August 31, 2020
Description	Weighted Average Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Amount	Gross Carrying Value	Accumulated Amortization	Net Amount
Trade name	6 years	1,400	(1,400)	—	1,400	(1,400)	—
Non-compete agreement	4 years	2,370	(1,498)	872	2,370	(1,370)	1,000
		$3,770	$(2,898)	$872	$3,770	$(2,770)	$1,000
Amortization expense was $128 and $237 for the three months ended November 30, 2020 and 2019, respectively.
The following table summarizes the remaining estimated amortization of definite-lived intangible assets as of November 30, 2020:

For the year ended August 31,
2021 (remaining nine months)	$319
2022	314
2023	239
$872
NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	November 30, 2020	August 31, 2020
Accrued compensation	$1,978	$2,798
Sales tax payable	750	727
Operating lease liability	1,635	1,583
Other accrued expenses	2,360	3,087
	$6,723	$8,195
NOTE 7 – LEASES
The Company leases its facilities and certain office equipment under operating leases which expire on various dates through 2026. The Company determines if an arrangement is a lease at inception. Right of Use ("ROU") assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. When readily determinable, the Company uses the implicit rate in determining the present value of lease payments. The ROU asset also includes any fixed lease payments, including in-substance fixed lease payments and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease term is determined at lease commencement and includes any non-cancellable period for which the Company has the right to use the underlying asset, together with any options to extend that the Company is reasonably certain to exercise.

ROU assets and liabilities consist of the following:

	November 30, 2020	August 31, 2020
Operating leases - ROU assets (included in Other assets)	$2,952	$3,127

Current portion of lease liabilities	$1,635	$1,583
Long term lease liabilities, net of current portion	3,716	4,157
Total lease liabilities	$5,351	$5,740

Aggregate lease maturities as of November 30, 2020 are as follows:

Year ended August 31,
2021 (remaining nine months)	$1,631
2022	2,137
2023	1,544
2024	951
2025	619
Thereafter	39
Total minimum lease payments	6,921
Less imputed interest	(1,570)
Total lease liabilities	$5,351
Rent expense was $374, for the three months ended November 30, 2020. At November 30, 2020, the leases had a weighted average remaining lease term of 3.5 years and a weighted average discount rate of 8.3%. Rent expense for the three months ended November 30, 2019 was $850. Amortization on ROU assets was $175 for the three months ended November 30, 2020. Cash paid for amounts included in the measurement of lease liabilities was $388 for the three months ended November 30, 2020.
NOTE 8 – DEBT
Monroe Revolving Credit Facility
On August 21, 2019, the Company and its subsidiaries entered into a secured asset based revolving credit facility (the “Monroe Revolving Credit Facility”) with an aggregate amount not to exceed $35.0 million outstanding at any time, with Monroe Capital Management Advisors, LLC (“Monroe”), as collateral agent and administrative agent, and the various lenders party thereto. The Monroe Revolving Credit Facility also includes an accordion feature that permits the Company to increase the available revolving commitments under the Monroe Revolving Credit Facility by up to an additional $15.0 million, subject to satisfaction of certain conditions. The Monroe Revolving Credit Facility has a 5-year term which matures on August 21, 2024 and is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries. The borrowing base is subject to eligible inventory and accounts receivable. The available borrowing capacity as of November 30, 2020 was $10,915.
The Monroe Revolving Credit Facility contains customary representations and warranties, affirmative and negative covenants, including a financial covenant requiring certain minimum availability, and events of default. As of November 30, 2020, the outstanding balance under the facility was $4,320. As of August 31, 2020, there was no balance outstanding under the facility.
The Company incurred closing costs associated with the Monroe Revolving Credit Facility in the amount of $2,672, which were deferred and amortized over the 5-year term of the Monroe Revolving Credit Facility on a straight-line basis. As of November 30, 2020 and August 31, 2020, unamortized debt issuance costs of $1,904 and $2,057, respectively, are included in “Other assets.” Interest expense and amortization of debt discount, associated with the Monroe Revolving Credit Facility during the three months ended November 30, 2020 amounted to $53 and $154, respectively. Interest expense and amortization of debt discount, associated with the Monroe Revolving Credit Facility during the three months ended November 30, 2019 amounted to $296 and $154, respectively.

Monroe Warrants
Also on August 21, 2019, in connection with, and as a condition to the consummation of, the Monroe Revolving Credit Facility, the Company entered into a subscription agreement (the “Subscription Agreement”) with certain entities affiliated with Monroe (collectively, the “Subscribers”), pursuant to which the Company issued to the Subscribers warrants (the “Monroe Warrants”) to purchase up to an aggregate of 500 shares of the Company common stock, at an exercise price of $4.25, being the arithmetic average of the closing price of the Company's common stock for the 10 consecutive trading days prior to the date of issuance (subject to customary adjustment upon subdivision or combination of the Company's common stock). The Monroe Warrants are immediately exercisable and may be exercised at any time, and from time to time, on or before the fifth anniversary of the date of issuance. The Monroe Warrants include a “blocker” provision that, subject to certain exceptions described in the Monroe Warrants, prevents the Subscribers from exercising the Monroe Warrants to the extent such exercise would result in a Subscriber together with certain affiliates owning in excess of 4.99% of the Company's common stock outstanding immediately after giving effect to such exercise. The Monroe Warrants were classified as equity.
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
On August 21, 2019, the Company entered into an exchange agreement (the “Exchange Agreement”) with the Investor in order to amend and waive certain provisions of the Securities Purchase Agreement and the Original Note and exchange the Original Note for (i) a new senior note (the “First Amended Senior Note”) for the same aggregate principal amount as the Original Note and (ii) a warrant to purchase up to 650 shares of the Company's common stock at an exercise price of $4.25 per share. The warrants have an expiration date of August 21, 2024 and have not been exercised. As of August 21, 2019, the warrants were reclassified from a derivative liability to equity with a corresponding adjustment to additional paid-in capital. The fair value of the warrants was determined using a Black-Scholes model as of August 21, 2019 and was equal to $792. Similar to the terms of the Original Note, the First Amended Senior Note was set to mature on October 30, 2020, at which time the Company would have had to pay the Investor an amount in cash representing 120% of all outstanding principal, less original issue discount, plus any accrued and unpaid interest and accrued and unpaid late charges. Similar to the terms of the Original Note, the First Amended Senior Note did not bear interest except upon the occurrence of an event of default.
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
On June 9, 2020, the Company entered into a Third Exchange Agreement (the “Third Exchange Agreement”) with the Investor in order to (x) amend and waive certain provisions of the Securities Purchase Agreement, as amended, and the Second Amended Senior Note, and (y) exchange the Second Amended Senior Note without any cash consideration for (i) a new senior note in the aggregate principal amount of $22.0 million (the “Third Amended Senior Note”) and (ii) 5,347,594 shares of the Company's common stock (the “Third Exchange Shares”). The exchange of principal and Third Exchange Shares were accounted for as an extinguishment of debt, and a loss on extinguishment of $1.65 million was recorded in the statement of operations for the fiscal year ended August 31, 2020.
Similar to the terms of the Second Amended Senior Note, the Third Amended Senior Note would have matured on April 29, 2021, subject to the Investor’s right to extend such maturity date. Upon maturity, the Company would have been required to pay the Investor an amount in cash representing the aggregate outstanding principal, plus any accrued and unpaid interest and accrued and unpaid late charges. Similar to the terms of the Original Note, the First Amended Senior Note and the Second Amended Senior Note, the Third Amended Senior Note did not bear interest except upon the occurrence (and during the continuance) of an Event of Default (as such term is defined in the Third Amended Senior Note), in which case the Third Amended Senior Note would bear interest at a rate of 18.0% per annum (the “Default Rate”).

On November 10, 2020, the Company entered into a Fourth Exchange Agreement (the “Fourth Exchange Agreement”) with the Investor in order to (x) amend and waive certain provisions of the Securities Purchase Agreement, as amended, and the Third Amended Senior Note, and (y) exchange the Third Amended Senior Note without any cash consideration for (i) a new senior note in the aggregate principal amount of $19.0 million (the “Fourth Amended Senior Note”) and (ii) 4,687,500 shares of the Company's common stock (the “Fourth Exchange Shares”). The exchange of principal and Fourth Exchange Shares was accounted for as an extinguishment of debt, and a loss on extinguishment of $0.9 million was recorded in the statement of operations for the three months ended November 30, 2020.
Similar to the terms of the Original Note, the Fourth Amended Senior Note will not bear interest except upon the occurrence (and during the continuance) of an Event of Default (as such term is defined in the Fourth Amended Senior Note), in which case the Fourth Amended Senior Note will bear interest at a rate of 18.0% per annum (the “Default Rate”).
The Fourth Amended Senior Note is redeemable by us at any time after the issuance in an amount equal to the outstanding principal and any accrued interest or late charges. The Fourth Amended Senior Note contains customary affirmative and negative covenants, including a limitation on the Company's ability to incur additional indebtedness, subject to certain permitted exceptions. The Fourth Amended Senior Note includes customary events of default including, among others, payment defaults, breach of covenant defaults, bankruptcy and insolvency defaults, cross defaults with certain indebtedness, a change of control default, judgment defaults, and inaccuracies of representations and warranties defaults. Similar to the terms of the Original Note, the Investor may require us to redeem, upon the occurrence of an Event of Default, all or a portion of the Fourth Amended Senior Note at a redemption premium of 135% of the outstanding principal and any accrued interest or late charges. Similar to the terms of the Original Note, any amount of principal or other amounts due to the Investor under the Securities Purchase Agreement, as amended, or the Fourth Amended Senior Note that is not paid when due (except to the extent such amount is simultaneously accruing interest at the Default Rate) will result in a late charge being incurred and payable by us in an amount equal to interest on such amount at the rate of 18.0% per annum from the date such amount was due until the same is paid in full.
PPP Loan
On April 30, 2020, the Company qualified for and received a loan pursuant to the Paycheck Protection Program, a program implemented by the U.S. Small Business Administration under the Coronavirus Aid, Relief, and Economic Security Act from a qualified lender (the “PPP Lender”), for an aggregate principal amount of approximately $1.9 million (the “PPP Loan”). The PPP Loan is unsecured and guaranteed by the U.S. Small Business Administration, bears interest at a fixed rate of 1.0% per annum, a maturity of two years with the first six months of interest, principal and fees deferred. The principal and interest of the PPP Loan is eligible for forgiveness under the Paycheck Protection Program to the extent that the PPP Loan proceeds are used to pay expenses permitted by the Paycheck Protection Program, including eligible payroll costs, covered rent, business mortgage interest, and covered utility payments incurred by the Company during the elected 24 week covered period after loan disbursement. The Company has applied for forgiveness of the PPP Loan with respect to these covered expenses and the Company's principal and interest payments will continue to be deferred until the SBA remits the loan forgiveness amount to the PPP lender. To the extent that all or part of the PPP Loan is not forgiven, the Company will be required to pay a combined monthly principal and interest payment commencing on the date of the forgiveness decision rendered by the SBA with payments made through the maturity date; any outstanding and unpaid balance will be payable in full on the maturity date. The terms of the PPP Loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The PPP Loan may be accelerated upon the occurrence of an event of default. As of November 30, 2020, the non-current portion of the PPP Loan amounted to $763, and the current portion amounted to $1,137, and is included within the current portion of notes payable on the accompanying balance sheet. As of August 31, 2020, the PPP Loan amounted to $1,900, and was included within the current portion of notes payable on the accompanying balance sheet.
NOTE 9 – WARRANT LIABILITY
In addition to the warrants described above, in June 2018, the Company issued warrants to purchase 3,750 shares of its common stock exercisable at a price per share of $5.28 (the “2018 Warrants”) to investors in a registered direct offering. The 2018 Warrants have a term of five years from the date of issuance. Pursuant to ASC Topic 815, the initial fair value of the 2018 Warrants of $15,350 was recorded as a warrant liability on the issuance date. The estimated fair values of the 2018 Warrants was computed at issuance using a Black-Scholes option pricing model.
The estimated fair value of the outstanding liabilities associated with the 2018 Warrants was $548 and $365 as of November 30, 2020 and August 31, 2020, respectively.

Increases or decreases in the fair value of the Company's liability associated with the 2018 Warrants are included as a component of “Other expense” in the accompanying condensed consolidated statements of operations for the respective period. The changes to the liability associated with the 2018 Warrants resulted in an increase of $183 in liability and a corresponding loss for the three months ended November 30, 2020. The changes to the liability associated with the 2018 Warrants resulted in a decrease of $3,204 in liability and a corresponding gain for the three months ended November 30, 2019.
The estimated fair value of the 2018 Warrants was computed as of November 30, 2020 using the Black Scholes model with the following assumptions: stock price of $0.85, volatility of 94.9%, risk-free rate of 0.18%, annual dividend yield of 0% and expected life of 2.5 years.
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
The Company accounts for its investment in Smoke Cartel, Inc. (“Smoke Cartel”) at fair value. On September 21, 2018, Smoke Cartel and the Company entered into an agreement to sell Rowl-Uh-Bowl (the “RUB”) web domain and inventory related to this product line and in exchange, received 1,410 shares of Smoke Cartel common stock. The fair value of the Company’s investment as of August 31, 2020 and November 30, 2020 was based upon the closing price of Smoke Cartel's common stock on each respective date. The investment was classified as a Level 2 financial instrument.
The Company accounts for its investment in XS Financial at fair value. The fair value of the Company’s investment at November 30, 2020 was based upon the closing price of XS Financial common stock on each respective date. The investment was classified as a Level 2 financial instrument.
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

The following table details the fair value measurement within the fair value hierarchy of the Company’s financial instruments, which includes the Level 2 assets and the Level 3 liabilities:

	Fair Value at November 30, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Equity investment	$3,408	$—	$3,408	$—

Liabilities:
Warrant liability	$548	$—	$—	$548

	Fair Value at August 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Equity investment	$2,157	$—	$2,157	$—

Liabilities:
Warrant liability	$365	$—	$—	$365

The following table reflects adjustments to the estimated fair value of the Company’s warrant liability with respect to the 2018 Warrants measured using Level 3 inputs:

Warrant Liability
As of August 31, 2020	$365
Adjustments to estimated fair value	183
As of November 30, 2020	$548

Warrant Liability
As of August 31, 2019	$5,444
Adjustments to estimated fair value	(3,204)
As of November 30, 2019	$2,240
NOTE 11 – COMMITMENTS AND CONTINGENCIES
Other Commitments
In the ordinary course of business, the Company may enter into contractual purchase obligations and other agreements that are legally binding and specify certain minimum payment terms. The Company had no such agreements as of November 30, 2020.
Litigation
The Company may be subject to legal proceedings and claims that arise in the ordinary course of its business.
During fiscal 2019, lawsuits were filed in California federal and state court by various purported shareholders against, the Company, certain of the current members of the Company’s Board of Directors, and certain of the Company’s current and former officers, alleging, among other things, certain federal securities law violations and/or related breaches of fiduciary duties in connection with the Company’s April 2019 restatement of certain prior period financial statements. In general, the lawsuits assert the same or similar allegations, including that the defendants artificially inflated the Company’s securities prices by knowingly making materially false and misleading statements and omissions to the investing public about the Company’s financial statements, business, operations, management, and internal controls. These lawsuits are described below.
May v. KushCo Holdings, Inc., et al. Filed April 30, 2019. Case No. 8:19-cv-00798-JLS-KES, U.S. District Court for the Central District of California. This putative shareholder class action against the Company and certain of its current and former officers alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and seeks unspecified compensatory damages and other relief on behalf of a class of purchasers of the Company’s securities between July 13, 2017 and April 9, 2019, inclusive. In September 2019, the Court appointed co-lead plaintiffs and co-lead counsel for the plaintiffs. The lead plaintiffs’ amended complaint was filed in November 2019. In February 2020, the Company moved to dismiss the amended complaint. In September 2020, the Court granted the defendants’ motion to dismiss with leave to amend. On November 2, 2020, after the lead plaintiffs failed to file an amended complaint, the Court entered judgment in favor of the defendants, dismissing the action with prejudice. On December 2, 2020, the lead plaintiffs filed a notice of appeal of the judgment to the U.S. Court of Appeals for the Ninth Circuit.
Salsberg v. Kovacevich, et al. Filed May 24, 2019. Case No. 8:19-cv-00998-JLS-KES, U.S. District Court for the Central District of California and Neysmith v. Baum, et al. Filed May 31, 2019. Case No. 8:19-cv-01070-JLS-KES, U.S. District Court for the Central District of California. This purported shareholder derivative action against certain current and former directors and officers of the Company alleges, among other things, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The Company is named as a nominal defendant and the plaintiff seeks, among other things, corporate governance reforms, and disgorgement of profits, benefits, and compensation obtained by the defendants from the alleged conduct, to be paid to the Company. In September 2019, the Court consolidated these cases. In December 2019, the Court ordered a stay of this action pursuant to a stipulation of the parties, which expired in December 2020.
Savage v. Kovacevich, et al. Filed June 14, 2019. Case No. 30-2019-01077191-CU-MC-NJC, Superior Court of California, County of Orange. This purported shareholder derivative action against certain current and former directors and officers of the Company alleges, among other things, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The Company is named as a nominal defendant and the plaintiff seeks, among other things, corporate governance reforms, and unspecified damages and restitution from the defendants, to be paid to the Company. In August 2019, the Court ordered a stay of this action pursuant to a stipulation of the parties, which expired in December 2020.
Bruno, et al. v. Kovacevich, et al. Filed September 26, 2019. Case No. A-19-802660-C, Eighth Judicial District Court of the State of Nevada and Majchrzak v. Kovacevich, et al. Filed October 2, 2019. Case No. A-19-902945-B, First Judicial District Court of the State of Nevada. These purported shareholder derivative actions against certain current and former directors and officers allege, among other things, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The Company is named as a nominal defendant in each action and the plaintiffs seek, among other things, equitable relief and unspecified damages from the defendants, to be paid to the Company. In May 2020, the Company accepted service of the complaints. The plaintiffs have indicated that they intend to move to stay each action, which stays expired in December 2020.
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
As of November 30, 2020, the Company cannot predict the ultimate outcome of the matters and cannot reasonably estimate the potential loss or range of loss that the Company may incur.

NOTE 12 – 2020 PLAN & RESTRUCTURING CHARGES
In the three months ended November 30, 2020, the Company recorded $8 thousand in restructuring costs. During the second quarter of fiscal 2020, the Company adopted and implemented a comprehensive strategic plan (the “2020 Plan”) to more effectively execute the Company’s strategy of focusing its resources on more established, financially stable, and creditworthy customers (namely multi-state operators, licensed producers, and leading brands). In connection with the 2020 Plan, the Company began implementing a restructuring plan designed to rationalize all aspects of its operations by, among other things, significantly reducing its overhead, implementing more stringent expense controls, consolidating its warehouses, reducing its inventory, and drastically altering its sales strategy to focus more on these customers. The Company believes that this strategic shift and associated restructuring has resulted in a better forecast of demand, reduction of inventory and warehouse space, improved collections and cash flow, and potential revenue upside from these customers’ continued expansion and consolidation in the marketplace.
The Company has incurred $8.4 million in restructuring charges as of November 30, 2020, and expects to incur a total of $9.6 million in restructuring charges under the 2020 Plan, which represents the Company’s best estimate as of November 30, 2020. The 2020 Plan is expected to be completed by the end of fiscal 2021. The recognition of restructuring charges requires that the Company make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned reductions of workforce and facility, ROU and asset impairment costs. At the end of each reporting period, the Company will evaluate the remaining accrued balance to ensure that no excess accruals are retained, and the utilization of the provisions are for their intended purpose in accordance with developed plans. The following table reflects the movement of activity of the restructuring reserve for the three months ended November 30, 2020:

	Severance related costs	Facility, ROU and asset impairment	Facility Exit Cost	Total
Balance at September 1, 2020	$—	$—	$—	$—
Provisions/Additions	—	—	8	8
Utilized/Paid	—	—	(8)	(8)
Balance at November 30, 2020	$—	$—	$—	$—
Expenses incurred under the 2020 Plan during the three months ended November 30, 2020 are included within “Restructuring costs” in the condensed consolidated statement of operations.
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
Factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to:
•the impact of the ongoing COVID-19 pandemic on our operations, the operations of our customers and suppliers, and general economic conditions;
•our ability to generate and successfully commercialize additional products and services and our ability to grow and expand our customer base;
•our suppliers’ failure to fulfill our orders for parts used to assemble our products;
•new tariffs, or significant increases to existing tariffs, or other restrictions placed on our goods that are imported into the United States or Canada from China or any related counter-measures are taken by China;
•our inability to effectively protect our intellectual property;
•product liability lawsuits successfully brought against us;
•increased regulatory requirements impacting our business, including tax regulations and practice, federal and state laws governing the cannabis and CBD industries, and tariff legislation;
•our inability to effectively manage our growth, including through strategic acquisitions;
•cybersecurity risks;
•our failure retain key personnel and to hire, train and retain qualified employees; and
•our failure to secure additional funding on favorable terms when we need it.
Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance. A more detailed description of risk factors that may affect our operating results can be found in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020 filed with the SEC on November 10, 2020, and our other filings with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
Overview
We specialize in marketing and selling a wide variety of ancillary products and services to customers operating in the regulated medical and recreational cannabis and hemp-derived cannabidiol ("CBD") industries.
Our products primarily consist of bottles, jars, bags, tubes, containers, vape cartridges, vape batteries and accessories, labels and processing supplies, solvents, natural products, stainless steel tanks, and custom branded anti-counterfeit and authentication labels. We maintain relationships with a broad range of domestic and international manufacturers, which enables us to source a wide variety of products in a cost-effective manner and to pass such cost savings on to our customers. In addition to a complete product line, we have sophisticated labeling and customization capabilities, which allow us to add significant value to our customers’ packaging and vape hardware design processes, enabling them to turn their packaging and branding into an effective marketing tool. As more multi-state operators (“MSOs”), licensed producers (“LPs”), and leading brands seek ways to further differentiate their brands and product lines, our customization capabilities and premium customer service help us win new product opportunities with both existing and new customers. Our products are relied upon by brand owners, growers, processors, producers, distributors, and licensed medical and adult recreational cannabis retailers.
Our services division focuses on building distribution networks of compliant hemp-derived CBD brands across conventional and other retail channels, including convenience, pet care, and beauty channels.

As a leader in custom and child-resistant compatible packaging, exclusive vape products, and unique product and service offerings, such as our stainless steel tanks and retail services, we serve as a “one-stop-shop” for our customers, combining creativity with compliance knowledge and experience to provide solutions in various stages of the cannabis and CBD supply chain.

Due to the complementary nature of our product and service ecosystem, we are able to successfully cross-sell into our existing customer base, while attracting new customers who are looking to consolidate their vendors and partner with a trusted and established source for nearly all of their ancillary cannabis and CBD solutions.
2020 Plan
During the second quarter of fiscal 2020, we adopted a comprehensive strategic plan (the "2020 Plan") to more effectively execute our strategy of focusing our resources on more established, financially stable, and creditworthy customers (namely MSOs, LPs, and leading brands). In connection with the 2020 Plan, we began implementing a restructuring process designed to rationalize all aspects of our operations by, among other things, significantly reducing our overhead, implementing more stringent expense controls, consolidating our warehouses, reducing our inventory, and drastically altering our sales strategy to focus more on these customers. We believe that this strategic shift and associated restructuring has resulted in a better forecast of demand, reduction of inventory and warehouse space, improved collections and cash flow, and potential revenue upside from these customers’ continued expansion and consolidation in the marketplace.
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
COVID-19 has materially impacted our markets and sources of revenues, including without limitation, as a result of the following:
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
In addition, we have been impacted by business and supply chain interruptions resulting from the COVID-19 pandemic, such as operating with a lighter-than-normal staff in our warehouses and periodically closing our warehouses to conduct deep cleaning services, which disrupt our normal business functions, including processing and shipping orders to customers in a timely manner. The COVID-19 pandemic has also resulted in increased air freight costs incurred by us, which we are passing on to our customers via a surcharge, as well as general difficulties in securing space on incoming freight from international vendors in order to make room for essential items.
More recently, we have experienced unexpected and uncontrollable delays with our international supply shipments due to a significant increase in shipments to U.S. ports in connection with the holiday season, as well as certain COVID-19 restrictions. In particular, we, along with many other importers of goods across all industries, have experienced severe congestion and extensive wait times for carriers at ports across the United States. In addition, restrictions imposed by local, state and federal agencies due to the COVID-19 pandemic has led to reduced personnel of importers, government staff and others in our supply chain. We have been working diligently with our network of freight partners and suppliers to expedite delivery dates and provide solutions to reduce further impact and delays. However, we are unable to determine the full impact of these delays as they are out of our control. We have also experienced, and could continue to experience, delays in orders from vendors, particularly in countries where the pandemic has had a significant impact, such as in China.
The COVID-19 pandemic has created significant disruption and volatility in the capital markets, which, depending on future developments, could impact our capital resources and liquidity. If we need to raise additional capital to support our operations in the future, we may be unable to access capital markets, and additional capital may only be available to us on terms that could be significantly detrimental to our existing stockholders and to our business as a result of the pandemic. In addition, the COVID-19 pandemic is also potentially affecting our customers and their access to the capital markets. As a result of all these factors, our management has significantly reduced non-essential costs.
In response to the health and safety risks and challenges presented by the COVID-19 pandemic, we have been proactively and regularly implementing measures to protect our employees. These measures include, but are not limited to, the following:
•Abiding by national, state, and local recommendations to require the wearing of protective face masks and practicing of social distancing;
•Arranging for regular cleaning services for our facilities;
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
Results of Operations – Comparison of Three Months Ended November 30, 2020 and November 30, 2019

Revenue

	For the three months ended November 30,
(in thousands, except percentages)	2020	2019	Variance	Percent Change
Net revenue	$26,761	$34,963	$(8,202)	(23.5)%
For the three months ended November 30, 2020, our revenue decreased to $26.8 million compared to $35.0 million for the three months ended November 30, 2019, which represents a decrease of $8.2 million, or 23.5%. The decrease was primarily attributable to eliminating the hemp trading division, more stringent terms extended to our smaller customers, travel and regulatory restrictions in the markets where we operate in as a result of the COVID-19 pandemic, and supply chain disruptions linked to the COVID-19 pandemic, resulting in shipping capacity constraints from China. The COVID-19 pandemic has resulted in customers ordering less frequently and at irregular intervals possibly due to less visibility in their businesses, overall demand, and general economic conditions.

Cost of Goods Sold, Gross Profit and Gross Profit Percentage

	For the three months ended November 30,
(in thousands, except percentages)	2020	2019	Variance	Percent Change
Cost of goods sold	$21,022	$27,692	$(6,670)	(24.1)%
Gross profit	5,739	7,271	(1,532)	(21.1)%
Gross profit percentage (gross profit as a percent of revenue)	21.4%	20.8%	0.6%

Gross profit for the three months ended November 30, 2020 was $5.7 million, or 21.4% of revenue, compared to gross profit of $7.3 million, or 20.8% of revenue, for the three months ended November 30, 2019. The increase in gross profit percentage is due primarily to lower energy product costs, and reductions in labor and freight-in costs relative to revenue.

Operating Expenses

	For the three months ended November 30,
(in thousands, except percentages)	2020	2019	Variance	Percent Change
Selling, general and administrative	$8,812	$21,075	$(12,263)	(58.2)%
Restructuring costs	$8	$—	$8	100.0%

Our operating expenses for the three months ended November 30, 2020 decreased to $8.8 million, or 33.0% of total revenue, from $21.1 million, or 60.3% of total revenue, for the three months ended November 30, 2019. The reduction in selling, general and administrative expense is primarily due to decreases in compensation and benefits of $4.5 million, stock compensation of $2.3 million, professional fees of $1.4 million, bad debt of $0.9 million, facilities of $0.8 million, and travel and entertainment expenses of $0.6 million. The three months ended November 30, 2020 also included a restructuring charge of $8.0 thousand for facility-related expenses.

Loss from Operations

	For the three months ended November 30,
(in thousands, except percentages)	2020	2019	Variance	Percent Change
Loss from operations	$(3,081)	$(13,804)	$10,723	(77.7)%

Loss from operations for the three months ended November 30, 2020 was $3.1 million compared to $13.8 million for the three months ended November 30, 2019. The decrease is primarily attributable to reduced overhead, more stringent expense controls, and consolidated warehouses leading to reduced rent expenses and warehouse transfers in accordance with our 2020 Plan, partially offset by lower product sales.

Other Income (Expense), net

	For the three months ended November 30,
(in thousands, except percentages)	2020	2019	Variance	Percent Change
Other (expense) income, net	$(1,369)	$1,298	$(2,667)	(205.5)%

Other Income (Expense), net for the three months ended November 30, 2020 was an expense of $1.4 million compared to income of $1.3 million for the three months ended November 30, 2019. The $2.7 million decrease was attributable to a $3.4 million decrease in unrealized gains related to the fair value of the warrant liability and a $0.9 million loss in the first quarter of 2020 on the extinguishment of debt. These decreases were partially offset by a $1.7 million increase in unrealized equity investment gains.

Net Loss

	For the three months ended November 30,
(in thousands, except percentages)	2020	2019	Variance	Percent Change
Net Loss	$(4,450)	$(12,506)	$8,056	(64.4)%
Loss from operations for the three months ended November 30, 2020 was $4.5 million compared to $12.5 million for the three months ended November 30, 2019. The decrease in net loss is primarily attributable to our continued commitment to executing our 2020 Plan.

Liquidity and Capital Resources

(in thousands, except percentages)	November 30, 2020	August 31, 2020
Cash and cash equivalents	$5,663	$10,476
Accounts receivable, net	$11,959	$9,427
Total current assets	$66,788	$57,006
Total current liabilities	$43,163	$36,357
Working capital surplus	$23,625	$20,649
At November 30, 2020, we had cash of $5.7 million, and a working capital surplus of $23.6 million.
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
Sources and Uses of Cash

	For the three months ended November 30,
(in thousands, except percentages)	2020	2019
Cash provided by (used in):
Operating activities	$(9,104)	$(8,098)
Investing activities	$(129)	$(1,940)
Financing activities	$4,420	$20,813
Cash Flows from Operating Activities
Net cash used in operating activities for the three months ended November 30, 2020 was $9.1 million compared to $8.1 million for the three months ended November 30, 2019. The change is primarily attributable to higher levels of inventory and prepaid inventory expenses to support anticipated sales and avoid supply disruption due to the Chinese New Year holiday and COVID-19.
Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended November 30, 2020 was $0.1 million compared to $1.9 million for the three months ended November 30, 2019. The decrease is due to lower levels of equipment purchases, technology investments and leasehold improvements during the current fiscal period.
Cash Flows from Financing Activities
Net cash provided by financing activities for the three months ended November 30, 2020 was $4.4 million compared to $20.8 million for the three months ended November 30, 2019. The decrease is primarily attributable to the net proceeds of our line of credit of $4.5 million compared to the prior period's net repayment on line of credit of $6.5 million. In addition, cash proceeds from issuance of common stock during the three months ended November 30, 2019 was $27.4 million.
Monroe Revolving Credit Facility
On August 21, 2019, we and our subsidiaries entered into a secured asset based revolving credit facility (the “Monroe Revolving Credit Facility”) with an aggregate amount not to exceed $35.0 million outstanding at any time with Monroe Capital Management Advisors, LLC (“Monroe”), as collateral agent and administrative agent, and the various lenders party thereto. The Monroe Revolving Credit Facility includes an accordion feature that permits us to increase the available revolving commitments under the Monroe Revolving Credit Facility by up to an additional $15.0 million, subject to satisfaction of certain conditions. The Monroe Revolving Credit Facility has a 5-year term maturing on August 21, 2024 and is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries.
Short-term Debt
On November 10, 2020, we entered into a Fourth Amended Senior Note in the aggregate principal amount of $19.0 million (the “Amended Senior Note”). The Amended Senior Note will mature on April 29, 2021, subject to the holder’s right to extend such maturity date. Upon maturity, we must pay the holder an amount in cash representing the aggregate outstanding principal, plus any accrued and unpaid interest and accrued and unpaid late charges. The Amended Senior Note does not bear interest except upon the occurrence (and during the continuance) of an Event of Default (as such term is defined in the Amended Senior Note), in which case the Amended Senior Note will bear interest at a rate of 18.0% per annum (the “Default Rate”). The Amended Senior Note is redeemable by us at any time after the issuance in an amount equal to the outstanding principal and any accrued interest or late charges. The Amended Senior Note contains customary affirmative and negative covenants, including a limitation on our ability to incur additional indebtedness, subject to certain permitted exceptions. The Amended Senior Note includes customary events of default including, among others, payment defaults, breach of covenant defaults, bankruptcy and insolvency defaults, cross defaults with certain indebtedness, a change of control default, judgment defaults, and inaccuracies of representations and warranties defaults. Under the terms of the Amended Senior Note, the holder may require us to redeem, upon the occurrence of an Event of Default, all or a portion of the Amended Senior Note at a redemption premium of 135% of the outstanding principal and any accrued interest or late charges. Any amount of principal or other amounts due to the holder under the Securities Purchase Agreement, dated April 29, 2019, as amended, between us and the holder, or the Amended Senior Note that is not paid when due (except to the extent such amount is simultaneously accruing interest at the Default Rate) will result in a late charge being incurred and payable by us in an amount equal to interest on such amount at the rate of 18.0% per annum from the date such amount was due until the same is paid in full.
PPP Loan
On April 30, 2020, the Company qualified for and received a loan pursuant to the Paycheck Protection Program, a program implemented by the U.S. Small Business Administration under the Coronavirus Aid, Relief, and Economic Security Act from a qualified lender (the “PPP Lender”), for an aggregate principal amount of approximately $1.9 million (the “PPP Loan”). The PPP Loan is unsecured and guaranteed by the U.S. Small Business Administration, bears interest at a fixed rate of 1.0% per annum, a maturity of two years with the first six months of interest, principal and fees deferred. The principal and interest of the PPP Loan is eligible for forgiveness under the Paycheck Protection Program to the extent that the PPP Loan proceeds are used to pay expenses permitted by the Paycheck Protection Program, including eligible payroll costs, covered rent, business mortgage interest, and covered utility payments incurred by the Company during the elected 24 week covered period after loan disbursement. The Company has applied for forgiveness of the PPP Loan with respect to these covered expenses and the Company's principal and interest payments will continue to be deferred until the SBA remits the loan forgiveness amount to the PPP lender. To the extent that all or part of the PPP Loan is not forgiven, the Company will be required to pay a combined monthly principal and interest payment commencing on the date of the forgiveness decision rendered by the SBA with payments made through the maturity date; any outstanding and unpaid balance will be payable in full on the maturity date. The terms of the PPP Loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The PPP Loan may be accelerated upon the occurrence of an event of default. As of November 30, 2020, the non-current portion of the PPP Loan amounted to $763, and the current portion amounted to $1,137, and is included within the current portion of notes payable on the accompanying balance sheet. As of August 31, 2020, the PPP Loan amounted to $1,900, and was included within the current portion of notes payable on the accompanying balance sheet.
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
Item 4.  Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (who is also the Company’s chairman, secretary and principal executive officer), and our chief financial officer (who is also the Company’s principal financial and accounting officer) to allow for timely decisions regarding required disclosure. Thus, in accordance with Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of November 30, 2020, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, as disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020 , and our failure to timely file two Current Reports on Form 8-K as described in the Amendment No. 1 to Quarterly Report on Form 10-Q/A filed on January 11, 2021 and Amendment No. 1 to Annual Report on Form 10-K/A filed on January 11, 2021, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
During the period covered by this Quarterly Report on Form 10-Q, we have not been able to remediate the material weaknesses described in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020. Our remediation efforts will continue to be implemented throughout our 2021 fiscal year. We believe that the controls that we have implemented and intend to implement will improve the effectiveness of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional steps to address the material weaknesses or to supplement or modify certain of our planned remediation measures.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
The Company may be subject to legal proceedings and claims that arise in the ordinary course of its business.
During fiscal 2019, lawsuits were filed in California federal and state court by various purported shareholders against, the Company, certain of the current members of the Company’s Board of Directors, and certain of the Company’s current and former officers, alleging, among other things, certain federal securities law violations and/or related breaches of fiduciary duties in connection with the Company’s April 2019 restatement of certain prior period financial statements. In general, the lawsuits assert the same or similar allegations, including that the defendants artificially inflated the Company’s securities prices by knowingly making materially false and misleading statements and omissions to the investing public about the Company’s financial statements, business, operations, management, and internal controls. These lawsuits are described below.
May v. KushCo Holdings, Inc., et al. Filed April 30, 2019. Case No. 8:19-cv-00798-JLS-KES, U.S. District Court for the Central District of California. This putative shareholder class action against the Company and certain of its current and former officers alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and seeks unspecified compensatory damages and other relief on behalf of a class of purchasers of the Company’s securities between July 13, 2017 and April 9, 2019, inclusive. In September 2019, the Court appointed co-lead plaintiffs and co-lead counsel for the plaintiffs. The lead plaintiffs’ amended complaint was filed in November 2019. In February 2020, the Company moved to dismiss the amended complaint. In September 2020, the Court granted the defendants’ motion to dismiss with leave to amend. On November 2, 2020, after the lead plaintiffs failed to file an amended complaint, the Court entered judgment in favor of the defendants, dismissing the action with prejudice. On December 2, 2020, the lead plaintiffs filed a notice of appeal of the judgment to the U.S. Court of Appeals for the Ninth Circuit.
Salsberg v. Kovacevich, et al. Filed May 24, 2019. Case No. 8:19-cv-00998-JLS-KES, U.S. District Court for the Central District of California and Neysmith v. Baum, et al. Filed May 31, 2019. Case No. 8:19-cv-01070-JLS-KES, U.S. District Court for the Central District of California. This purported shareholder derivative action against certain current and former directors and officers of the Company alleges, among other things, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The Company is named as a nominal defendant and the plaintiff seeks, among other things, corporate governance reforms, and disgorgement of profits, benefits, and compensation obtained by the defendants from the alleged conduct, to be paid to the Company. In September 2019, the Court consolidated these cases. In December 2019, the Court ordered a stay of this action pursuant to a stipulation of the parties, which expired in December 2020.
Savage v. Kovacevich, et al. Filed June 14, 2019. Case No. 30-2019-01077191-CU-MC-NJC, Superior Court of California, County of Orange. This purported shareholder derivative action against certain current and former directors and officers of the Company alleges, among other things, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The Company is named as a nominal defendant and the plaintiff seeks, among other things, corporate governance reforms, and unspecified damages and restitution from the defendants, to be paid to the Company. In August 2019, the Court ordered a stay of this action pursuant to a stipulation of the parties, which expired in December 2020.
Bruno, et al. v. Kovacevich, et al. Filed September 26, 2019. Case No. A-19-802660-C, Eighth Judicial District Court of the State of Nevada and Majchrzak v. Kovacevich, et al. Filed October 2, 2019. Case No. A-19-902945-B, First Judicial District Court of the State of Nevada. These purported shareholder derivative actions against certain current and former directors and officers allege, among other things, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The Company is named as a nominal defendant in each action and the plaintiffs seek, among other things, equitable relief and unspecified damages from the defendants, to be paid to the Company. In May 2020, the Company accepted service of the complaints, and the plaintiffs indicated that they intend to move to stay each action, which stays expired in December 2020.
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
As of November 30, 2020, the Company cannot predict the ultimate outcome of the matters and cannot reasonably estimate the potential loss or range of loss that the Company may incur.

Item 1A. Risk Factors.
Item 1A of Part I of Amendment No.1 to our Annual Report on Form 10-K for the fiscal year ended August 31, 2020, filed with the SEC on November 10, 2020, contains risk factors that could materially and adversely affect our business, financial condition and results of operations. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business. To our knowledge, there have been no material changes in the risk factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020.
Item 2. Unregistered Sales of Equity Securities.
As disclosed in our Annual Report for the fiscal year ended August 31, 2020, filed with the SEC on November 10, 2020, on November 10, 2020 we exchanged our then outstanding senior note in the aggregate principal amount of $22.0 million for (i) the Amended Senior Note in the aggregate principal amount of $19.0 million and (ii) 4,687,500 shares of our common stock.
The securities were issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof as transactions by an issuer not involving any public offering. No selling commissions were paid in connection with the issuance of these securities.
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