Form 10-Q
period 2021-02-28
KushCo Holdings, Inc.
filed 2021-04-09
CIK 1604627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2021
or
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
Yes ☐ No ☒
The number of outstanding shares of the Registrant’s common stock as of April 8, 2021 was 158,855,346 shares.

KUSHCO HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2021

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
KUSHCO HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Amounts in thousands)
(Unaudited)

	February 28, 2021	August 31, 2020
ASSETS
Current assets:
Cash	$34,962	$10,476
Accounts receivable, net	10,449	9,427
Inventory, net	50,846	28,049
Prepaid expenses and other current assets	12,075	9,054
Total current assets	108,332	57,006

Goodwill	52,267	52,267
Intangible assets, net	743	1,000
Property and equipment, net	8,381	8,801
Other assets	14,550	8,582
Total Assets	$184,273	$127,656
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,767	$4,282
Customer deposits	4,099	3,188
Accrued expenses and other current liabilities	8,130	8,195
Current portion of notes payable	16,185	20,692
Line of credit	9,931	—
Total current liabilities	49,112	36,357

Long-term liabilities:
Warrant liability	1,481	365
Other non-current liabilities	7,684	4,205
Total long-term liabilities	9,165	4,570
Total liabilities	58,277	40,927

Commitments and contingencies (Note 11)

Stockholders' equity
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 265,000 shares authorized, 158,763 and 125,708 shares issued and outstanding as of February 28, 2021 and August 31, 2020, respectively	159	126
Additional paid-in capital	275,979	227,253
Accumulated deficit	(150,142)	(140,650)
Total stockholders' equity	125,996	86,729
Total liabilities and stockholders' equity	$184,273	$127,656
The accompanying notes are an integral part of the condensed consolidated financial statements.

KUSHCO HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Net revenue	$32,884	$30,143	$59,645	$65,105
Cost of goods sold	26,443	39,051	47,465	66,742
Gross profit	6,441	(8,908)	12,180	(1,637)

Operating expenses:
Selling, general and administrative	10,941	27,183	19,753	48,258
Restructuring costs	286	7,301	294	7,301
Total operating expenses	11,227	34,484	20,047	55,559
Loss from operations	(4,786)	(43,392)	(7,867)	(57,196)

Other income (expense):
Change in fair value of warrant liability	(933)	1,391	(1,116)	4,595
Change in fair value of equity investment	1,075	(696)	2,326	(1,091)
Interest expense	(1,558)	(1,619)	(3,104)	(3,107)
Loss on extinguishment of debt	(447)	—	(1,324)	—
Other income (expense), net	1,607	(59)	1,593	(82)
Total other income (expense)	(256)	(983)	(1,625)	315
Loss before income taxes	(5,042)	(44,375)	(9,492)	(56,881)
Income tax expense	—	—	—	—
Net loss	$(5,042)	$(44,375)	$(9,492)	$(56,881)

Net loss per share:
Basic net loss per common share	$(0.04)	$(0.40)	$(0.07)	$(0.54)
Diluted net loss per common share	$(0.04)	$(0.40)	$(0.07)	$(0.54)

Basic weighted average number of common shares outstanding	134,012	110,008	130,588	105,823
Diluted weighted average number of common shares outstanding	134,012	110,008	130,588	105,823
The accompanying notes are an integral part of the condensed consolidated financial statements.

KUSHCO HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Amount
Balances at August 31, 2020	125,708	$126	$227,253	$(140,650)	$86,729
Stock-based compensation	1,566	1	3,404	—	3,405
Stock issued for conversion of debt	4,688	5	3,688	—	3,693
Net loss	—	—	—	(4,450)	(4,450)
Balances at November 30, 2020	131,962	$132	$234,345	$(145,100)	$89,377
Stock-based compensation	886	1	1,986	—	1,987
Stock sold to investors, net of offering costs	24,242	24	37,226	—	37,250
Stock issued for conversion of debt	1,673	2	2,422	—	2,424
Net loss	—	—	—	(5,042)	(5,042)
Balances at February 28, 2021	158,763	$159	$275,979	$(150,142)	$125,996

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Amount
Balances at August 31, 2019	90,041	$90	$164,258	$(62,994)	$101,354
Stock-based compensation	99	—	3,189	—	3,189
Stock sold to investors	17,198	17	27,362	—	27,379
Stock issued for acquisitions	23	—	—	—	—
Net loss	—	—	—	(12,506)	(12,506)
Balances at November 30, 2019	107,361	$107	$194,809	$(75,500)	$119,416
Stock-based compensation	89	—	3,141	—	3,141
Issuance of restricted stocks	15	—	—	—	—
Stock sold to investors	10,000	10	14,706	—	14,716
Stock issued for equity investment	1,653	2	2,526	—	2,528
Net loss	—	—	—	(44,375)	(44,375)
Balances at February 29, 2020	119,118	$119	$215,182	$(119,875)	$95,426
The accompanying notes are an integral part of the condensed consolidated financial statements.

KUSHCO HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended
	February 28, 2021	February 29, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,492)	$(56,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,695	2,032
Amortization of debt discount	2,703	2,503
Bad debt (recovery)/provision	(73)	9,462
Bad debt recovery on note receivable	(513)	—
Sales return (recovery)/provision	(26)	116
Inventory obsolescence	—	1,157
Inventory reserve (recovery)/provision	(2,628)	12,483
Loss (gain) on disposal of assets	62	21
Impairment of assets	—	6,901
Change in fair value of equity investment	(2,326)	1,091
Stock compensation expense	4,457	8,089
Change in fair value of warrant liability	1,116	(4,595)
Loss on extinguishment of debt	1,324	—
Right-of-use assets amortization	550	—
Gain on forgiveness of PPP loan	(1,900)	—
Changes in operating assets and liabilities:
Accounts receivable	(924)	2,029
Inventory	(20,169)	4,863
Prepaid expenses and other current assets	(2,509)	(5,222)
Other non-current assets	(5)	17
Accounts payable	6,185	(6,438)
Customer deposits	912	—
Accrued expenses and other current liabilities	563	3,611
Other non-current liabilities	(996)	—
Net cash used in operating activities	(21,994)	(18,761)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment, and intangibles	(825)	(3,550)
Net cash used in investing activities	(825)	(3,550)
CASH FLOWS FROM FINANCING ACTIVITIES
Financing cost paid in connection with extinguishment of debt	(111)	—
Repayment of capital leases	(25)	(62)
Proceeds from stock option exercises	16	—
Proceeds from issuance of common stock	37,294	42,095
Proceeds from line of credit	69,106	49,331
Repayments on line of credit	(58,975)	(61,619)
Net cash provided by financing activities	47,305	29,745
NET INCREASE (DECREASE) IN CASH	24,486	7,434
CASH AT BEGINNING OF PERIOD	10,476	3,944
CASH AT END OF PERIOD	$34,962	$11,378

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$278	$488
NON-CASH INVESTING AND FINANCING ACTIVITIES
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,592
Services prepaid for in common stock	$—	$296

Accrued and unpaid amounts for purchase of property & equipment	$255	$276
Stock issued for amendment of debt agreement	$6,117	$—
Shares issued in exchange for equity investment in XS Financial	$—	$2,528
Common stock issuance costs in accounts payable	$44
Debt financing cost paid for in common stock	$83
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
The Company’s principal sources of liquidity at February 28, 2021 consisted of cash on hand, a line of credit and future cash anticipated to be generated from operations. The Company reported positive working capital as of February 28, 2021. However, the Company’s principal loan balances mature on April 29, 2021. The Company intends to refinance such loan balances by their stated maturity. The Company believes its current cash balances coupled with anticipated cash flow from operating activities, and its plans to refinance its borrowings will be sufficient to meet its working capital requirements for at least one year from the date the consolidated financial statements were available to be issued.
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
Accounts Receivable
Trade accounts receivable are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus, trade receivables do not bear interest. Trade accounts receivables are evaluated bi-weekly for collectability based on the customer's past credit history and current financial condition. In addition to customer specific reserves, the Company applies an additional 1% reserve to accounts receivable. The Company’s net accounts receivable balance was $10,449 and $9,427 as of February 28, 2021 and August 31, 2020, respectively. The Company’s allowance for doubtful accounts was $1,838 and $2,439 as of February 28, 2021 and August 31, 2020, respectively. The Company wrote-off $484 of customers' balances during the three month period ended February 28, 2021. The Company’s sales return reserve was $306 and $332 as of February 28, 2021 and August 31, 2020, respectively, and is included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheet.
Inventory
Inventories are stated at the lower of cost or net realizable value using the average cost method. The Company’s inventory consists of finished goods of $50,846 and $28,049 as of February 28, 2021 and August 31, 2020, respectively. The Company also makes prepayments against the future delivery of inventory classified as prepaid inventory. The Company’s prepaid inventory was $4,269 and $3,373 as of February 28, 2021 and August 31, 2020, respectively and is included in prepaid expenses and other current assets on the accompanying balance sheets. The Company regularly reviews inventory and, when appropriate, records a provision for obsolete and excess inventory. The provision is based on actual loss experience and a forecast of product demand compared to its remaining shelf life. The Company's inventory reserve was $7,869 and $10,497 as of February 28, 2021 and August 31, 2020, respectively.
Equity Investment
On January 30, 2020, the Company partnered with XS Financial Inc. (“XS Financial”), formerly Xtraction Services Holding Corp, a provider of equipment leasing solutions to owners and operators of cannabis and hemp companies in the United States in order to provide such solutions to the Company’s network of regulated cannabis and hemp-derived cannabidiol ("CBD") operators. The Company’s Chief Financial Officer, Stephen Christoffersen, has served on the board of directors for XS Financial since May 2019. Under the terms of its agreement with XS Financial, upon the closing of the transaction, the Company issued 1,653 of its common shares in exchange for 10,600 proportionate voting shares of XS Financial (the “XS Shares”), the equivalent of 19.9% of XS Financials' market capitalization on the closing date. As of Feb 28, 2021, the Company owns approximately 10.3% XS Financials' market capitalization. On January 30, 2020, the value of the Company's shares issued in exchange for the equity investment in XS Financial was $2,528. The Company’s investment in XS Financial is included in “Other assets” on the Company’s condensed consolidated balance sheets. The fair value of Company's investment in XS Financial was $3,287 as of February 28, 2021. The fair value of Company's investment in XS Financial was $1,225 as of August 31, 2020.
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
For the three months and six months ended February 28, 2021 and 2020, basic and diluted weighted average shares are the same, as the Company generated a net loss for the period. The computation for the three months ended February 28, 2021 does not include 10,551 options and 31,434 warrants, as their inclusion would have an anti-dilutive effect on net loss per share. The computation of diluted net loss per share for the three months ended February 29, 2020 does not include 14,553 options and 21,737 warrants, as their inclusion would have an anti-dilutive effect on net loss per share.
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

Advertising
The Company conducts advertising for the promotion of its products and services. In accordance with ASC subtopic 720-35-25 (“ASC 720”), advertising costs are charged to expense when incurred. Advertising costs were $0 and $96 for the three months ended February 28, 2021 and February 29, 2020, respectively. Advertising cost were $3 and $178 for the six months ended February 28, 2021 and February 29, 2020 respectively.
Share-based Compensation

The Company recorded total stock-based compensation expense of $2,097 and $3,427 for the three months ended February 28, 2021 and February 29, 2020, respectively, in connection with the issuance of shares of common stock and options to purchase common stock. The Company recorded stock-based compensation expense of $4,457 and $8,089 for the six months ended February 28, 2021 and February 29, 2020, respectively. Stock-based compensation expense is included in selling, general and administrative expense in the Company's condensed consolidated statements of operations.
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

Update on COVID-19

On March 11, 2020, the World Health Organization recognized COVID-19 as a global pandemic, prompting many national, regional, and local governments, including in the markets that the Company operates in, to implement preventative or protective measures, such as travel and business restrictions, temporary store closures, and wide-sweeping quarantines and stay-at-home orders. As a result, COVID-19 has significantly curtailed global economic activity, including in the regulated cannabis and CBD industries in which the Company operates.

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
NOTE 2 - CONCENTRATIONS OF RISK
Supplier Concentrations
The Company purchases inventory from various suppliers and manufacturers. For the six months ended February 28, 2021 and February 29, 2020, the Company had one vendor that accounted for approximately 49% and 33%, respectively, of total inventory purchases. As of February 28, 2021, there were three vendors in the aggregate that represented approximately 48% of accounts payable. As of August 31, 2020, there were two vendors that represented approximately 41% of accounts payable.
Customer Concentrations
During the six months ended February 28, 2021, the Company had two customers in the aggregate that represented over 30% of the Company’s revenue. For the six months ended February 29, 2020, there were no customers that represented more than 10% of the Company’s revenues. As of February 28, 2021, there were two customers in the aggregate that represented approximately 32% of accounts receivable.
NOTE 3 – RELATED-PARTY TRANSACTIONS
The Company sold certain products and supplies to one related party during the three months ended February 28, 2021. During the three months ended February 29, 2020, the Company sold products and supplies to two related parties. Sales to related parties during the three months ended February 28, 2021 and February 29, 2020 totaled $192 and $320, respectively. Sales recognized during the six months ended February 28, 2021 and February 29, 2020 totaled $336 and $1,186, respectively. Total accounts receivable from related parties was $701 and $1,200 as of February 28, 2021 and August 31, 2020, respectively. Further, the Company rented certain warehouse equipment from a related party. No rental payments were made to the related party during the three months ended February 28, 2021. During the three months ended February 29, 2020, total rental payments of $74 were made to the related party. No rental payments were made to the related party during the six months ended February 28, 2021 and $231 for six months ended February 29, 2020.
NOTE 4 - PROPERTY AND EQUIPMENT
The major classes of fixed assets consist of the following:

	February 28, 2021	August 31, 2020
Machinery and equipment	$9,780	$9,540
Vehicles	410	410
Office Equipment	314	376
Leasehold improvements	1,579	1,591
Construction in progress	1,477	660
	13,560	12,577
Accumulated Depreciation	(5,179)	(3,776)
	$8,381	$8,801

Depreciation expense was $721 and $834 for the three months ended February 28, 2021 and February 29, 2020, respectively. Depreciation expense was $1,438 and $1,559 for the six months ended February 28, 2021 and February 29, 2020, respectively.
NOTE 5 – INTANGIBLE ASSETS
Intangible assets consist of the following:

		As of February 28, 2021			As of August 31, 2020
Description	Weighted Average Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Amount	Gross Carrying Value	Accumulated Amortization	Net Amount
Trade name	6 years	1,400	(1,400)	—	1,400	(1,400)	—
Non-compete agreement	4 years	2,370	(1,627)	743	2,370	(1,370)	1,000
		$3,770	$(3,027)	$743	$3,770	$(2,770)	$1,000
Amortization expense was $128 and $236 for the three months ended February 28, 2021 and February 29, 2020, respectively. Amortization expense was $257 and $473 for the six months ended February 28, 2021 and February 29, 2020, respectively.
The following table summarizes the remaining estimated amortization of definite-lived intangible assets as of February 28, 2021:

For the year ended August 31,
2021 (remaining six months)	$190
2022	314
2023	239
$743
NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	February 28, 2021	August 31, 2020
Accrued compensation	$2,119	$2,798
Sales tax payable	467	727
Operating lease liability	1,688	1,583
Other accrued expenses	3,856	3,087
	$8,130	$8,195
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
ROU assets and liabilities consist of the following:

	February 28, 2021	August 31, 2020
Operating leases - ROU assets (included in Other assets)	$7,169	$3,127

Current portion of lease liabilities	$1,688	$1,583
Long term lease liabilities, net of current portion	7,648	4,157
Total lease liabilities	$9,336	$5,740

Aggregate lease maturities as of February 28, 2021 are as follows:

Year ended August 31,
2021 (remaining six months)	$1,337
2022	2,812
2023	2,238
2024	1,667
2025	1,470
Thereafter	514
Total minimum lease payments	10,038
Less imputed interest	(702)
Total lease liabilities	$9,336
Rent expense was $652 and 1,026, respectively, for the three months and six months ended February 28, 2021. Rent expense was $768 and $1,690 for the three and six months ended February 29, 2020. At February 28, 2021, the leases had a weighted average remaining lease term of 4.0 years and a weighted average discount rate of 4.9%. Amortization on ROU assets was $375 and $550 for the three months and six months ended February 28, 2021. Cash paid for amounts included in the measurement of lease liabilities was $721 and 1,232 for the three and six months ended February 28, 2021.
NOTE 8 – DEBT
Monroe Revolving Credit Facility
On August 21, 2019, the Company and its subsidiaries entered into a secured asset based revolving credit facility (the “Monroe Revolving Credit Facility”) with an aggregate amount not to exceed $35.0 million outstanding at any time, with Monroe Capital Management Advisors, LLC (“Monroe”), as collateral agent and administrative agent, and the various lenders party thereto. The Monroe Revolving Credit Facility also includes an accordion feature that permits the Company to increase the available revolving commitments under the Monroe Revolving Credit Facility by up to an additional $15.0 million, subject to satisfaction of certain conditions. The Monroe Revolving Credit Facility has a 5-year term which matures on August 21, 2024 and is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries. The borrowing base is subject to eligible inventory and accounts receivable. The available borrowing capacity as of February 28, 2021 was $3,761.
The Monroe Revolving Credit Facility contains customary representations and warranties, affirmative and negative covenants, including a financial covenant requiring certain minimum availability, and events of default. As of February 28, 2021, the outstanding balance under the facility was $9,931. As of August 31, 2020, there was no balance outstanding under the facility.
The Company incurred closing costs associated with the Monroe Revolving Credit Facility in the amount of $2,672, which were deferred and amortized over the 5-year term of the Monroe Revolving Credit Facility on a straight-line basis. As of February 28, 2021 and August 31, 2020, unamortized debt issuance costs of $1,750 and $2,057, respectively, are included in “Other assets.” Interest expense and amortization of debt discount, associated with the Monroe Revolving Credit Facility during the three months ended February 28, 2021 amounted to $246 and $154, respectively. Interest expense and amortization of debt discount, associated with the Monroe Revolving Credit Facility during the six months ended February 28, 2021 amounted to $299 and $307, respectively.

Monroe Warrants
Also on August 21, 2019, in connection with, and as a condition to the consummation of, the Monroe Revolving Credit Facility, the Company entered into a subscription agreement with certain entities affiliated with Monroe (collectively, the “Subscribers”), pursuant to which the Company issued to the Subscribers warrants (the “Monroe Warrants”) to purchase up to an aggregate of 500 shares of the Company common stock, at an exercise price of $4.25, being the arithmetic average of the closing price of the Company's common stock for the 10 consecutive trading days prior to the date of issuance (subject to customary adjustment upon subdivision or combination of the Company's common stock). The Monroe Warrants are immediately exercisable and may be exercised at any time, and from time to time, on or before the fifth anniversary of the date of issuance. The Monroe Warrants include a “blocker” provision that, subject to certain exceptions described in the Monroe Warrants, prevents the Subscribers from exercising the Monroe Warrants to the extent such exercise would result in a Subscriber together with certain affiliates owning in excess of 4.99% of the Company's common stock outstanding immediately after giving effect to such exercise. The Monroe Warrants were classified as equity.
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
Similar to the terms of the Second Amended Senior Note, the Third Amended Senior Note would have matured on April 29, 2021, subject to the Investor’s right to extend such maturity date. Upon maturity, the Company would have been required to pay the Investor an amount in cash representing the aggregate outstanding principal, plus any accrued and unpaid interest and accrued and unpaid late charges. Similar to the terms of the Original Note, the First Amended Senior Note and the Second Amended Senior Note, the Third Amended Senior Note did not bear interest except upon the occurrence (and during the continuance) of an event of default, in which case the Third Amended Senior Note would bear interest at a rate of 18.0% per annum (the “Default Rate”).

On November 10, 2020, the Company entered into a Fourth Exchange Agreement (the “Fourth Exchange Agreement”) with the Investor in order to (x) amend and waive certain provisions of the Securities Purchase Agreement, as amended, and the Third Amended Senior Note, and (y) exchange the Third Amended Senior Note without any cash consideration for (i) a new senior note in the aggregate principal amount of $19.0 million (the “Fourth Amended Senior Note”) and (ii) 4,687,500 shares of the Company's common stock (the “Fourth Exchange Shares”). The exchange of principal and Fourth Exchange Shares was accounted for as an extinguishment of debt, and a loss on extinguishment of $0.9 million was recorded in the statement of operations for the six months ended February 28, 2021.
Similar to the terms of the Third Amended Senior Note, the Fourth Amended Senior Note would have matured on April 29, 2021, subject to the Investor’s right to extend such maturity date. Upon maturity, the Company would have been required to pay the Investor an amount in cash representing the aggregate outstanding principal, plus any accrued and unpaid interest and accrued and unpaid late charges. Similar to the terms of the Original Note, the First Amended Senior Note, the Second Amended Senior Note and the Third Amended Senior Note, the Fourth Amended Senior Note did not bear interest except upon the occurrence (and during the continuance) of an event of default, in which case the Fourth Amended Senior Note would bear interest at the Default Rate.
On January 24, 2021, we entered into a Fifth Exchange Agreement (the “Fifth Exchange Agreement”) with the Investor in order to (x) amend and waive certain provisions of the Securities Purchase Agreement, as amended, and the Fourth Amended Senior Note, and (y) exchange the Fourth Amended Senior Note without any cash consideration for (i) a new senior note in the aggregate principal amount of $17.0 million (the “Fifth Amended Senior Note”) and (ii) 1,481,482 shares of our common stock. The Fifth Amended Senior Note will mature on April 29, 2021, subject to the Investor’s right to extend such maturity date. Upon maturity, we must pay the holder an amount in cash representing the aggregate outstanding principal, plus any accrued and unpaid interest and accrued and unpaid late charges. The Fifth Amended Senior Note does not bear interest except upon the occurrence (and during the continuance) of an event of default, in which case the Fifth Amended Senior Note will bear interest at the Default Rate. The Fifth Amended Senior Note is redeemable by us at any time after the issuance in an amount equal to the outstanding principal and any accrued interest or late charges. The Fifth Amended Senior Note contains customary affirmative and negative covenants, including a limitation on our ability to incur additional indebtedness, subject to certain permitted exceptions. The Fifth Amended Senior Note includes customary events of default including, among others, payment defaults, breach of covenant defaults, bankruptcy and insolvency defaults, cross defaults with certain indebtedness, a change of control default, judgment defaults, and inaccuracies of representations and warranties defaults. Under the terms of the Fifth Amended Senior Note, the holder may require us to redeem, upon the occurrence of an event of default, all or a portion of the Fifth Amended Senior Note at a redemption premium of 135% of the outstanding principal and any accrued interest or late charges. Any amount of principal or other amounts due to the holder under the Securities Purchase Agreement, as amended, between us and the holder, or the Fifth Amended Senior Note that is not paid when due (except to the extent such amount is simultaneously accruing interest at the Default Rate) will result in a late charge being incurred and payable by us in an amount equal to interest on such amount at the rate of 18.0% per annum from the date such amount was due until the same is paid in full. The exchange of principal and Exchange Shares will be accounted for as an extinguishment of debt, and a loss on extinguishment of approximately $0.4 million will be recorded in the statement of operations for the six moths ended February 28, 2021.

On March 24, 2021, the Company paid in aggregate $17 million to retire the full principal balance and accrued interest under the Fifth Amended Senior Note (see Note 13 below).
PPP Loan
On April 30, 2020, the Company qualified for and received a loan pursuant to the Paycheck Protection Program, a program implemented by the U.S. Small Business Administration ("SBA") under the Coronavirus Aid, Relief, and Economic Security Act from a qualified lender, for an aggregate principal amount of approximately $1.9 million (the “PPP Loan”). The PPP Loan is unsecured and guaranteed by the U.S. Small Business Administration, bears interest at a fixed rate of 1.0% per annum, a maturity of two years with the first six months of interest, principal and fees deferred. The principal and interest of the PPP Loan is eligible for forgiveness under the Paycheck Protection Program to the extent that the PPP Loan proceeds are used to pay expenses permitted by the Paycheck Protection Program, including eligible payroll costs, covered rent, business mortgage interest, and covered utility payments incurred by the Company during the elected 24 week covered period after loan disbursement. The Company applied and received forgiveness for the PPP Loan on February 9, 2021, with respect to these covered expenses. During the three months ended February 28, 2021 the Company recorded a gain of $1.9 million to other income related to the PPP loan being forgiven by the SBA. As of February 28, 2021, the Company no longer has the PPP Loan recorded as a note payable on its balance sheet. As of August 31, 2020, the PPP Loan amounted to $1.9 million, and was included within the current portion of notes payable on the accompanying balance sheet.
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
The estimated fair value of the outstanding liabilities associated with the 2018 Warrants was $1,481 and $365 as of February 28, 2021 and August 31, 2020, respectively.
Increases or decreases in the fair value of the Company's liability associated with the 2018 Warrants are included as a component of “Other expense” in the accompanying condensed consolidated statements of operations for the respective period. The changes to the liability associated with the 2018 Warrants resulted in an increase of $933 and $1,116 in liability and a corresponding loss for the three months and six months ended February 28, 2021. The changes to the liability associated with the 2018 Warrants resulted in a decrease of $1,390 and $4,595 in liability and a corresponding gain for the three months and six months ended February 29, 2020.
The estimated fair value of the 2018 Warrants was computed as of February 28, 2021 using the Black Scholes model with the following assumptions: stock price of $1.46, volatility of 100.5%, risk-free rate of 0.22%, annual dividend yield of 0% and expected life of 2.3 years.
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
The Company accounts for its investment in Smoke Cartel, Inc. (“Smoke Cartel”) at fair value. On September 21, 2018, Smoke Cartel and the Company entered into an agreement to sell Rowl-Uh-Bowl (the “RUB”) web domain and inventory related to this product line and in exchange, received 1,410 shares of Smoke Cartel common stock. The fair value of the Company’s investment as of August 31, 2020 and February 28, 2021 was based upon the closing price of Smoke Cartel's common stock on each respective date. The investment was classified as a Level 2 financial instrument.
The Company accounts for its investment in XS Financial at fair value. The fair value of the Company’s investment at August 31, 2020 and February 28, 2021 was based upon the closing price of XS Financial common stock on each respective date. The investment was classified as a Level 2 financial instrument.

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
The following table details the fair value measurement within the fair value hierarchy of the Company’s financial instruments, which includes the Level 2 assets and the Level 3 liabilities:

	Fair Value at February 28, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Equity investment	$4,483	$—	$4,483	$—

Liabilities:
Warrant liability	$1,481	$—	$—	$1,481

	Fair Value at August 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Equity investment	$2,157	$—	$2,157	$—

Liabilities:
Warrant liability	$365	$—	$—	$365

The following table reflects adjustments to the estimated fair value of the Company’s warrant liability with respect to the 2018 Warrants measured using Level 3 inputs:

Warrant Liability
As of August 31, 2020	$365
Adjustments to estimated fair value	183
As of November 30, 2020	$548
Adjustments to estimated fair value	933
As of February 28, 2021	1,481

NOTE 11 – COMMITMENTS AND CONTINGENCIES
Other Commitments
In the ordinary course of business, the Company may enter into contractual purchase obligations and other agreements that are legally binding and specify certain minimum payment terms. The Company had no such agreements as of February 28, 2021.
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
May v. KushCo Holdings, Inc., et al. Filed April 30, 2019. Case No. 8:19-cv-00798-JLS-KES, U.S. District Court for the Central District of California. This putative shareholder class action against the Company and certain of its current and former officers alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and sought unspecified compensatory damages and other relief on behalf of a class of purchasers of the Company’s securities between July 13, 2017 and April 9, 2019, inclusive. In September 2019, the Court appointed co-lead plaintiffs and co-lead counsel for the plaintiffs. The lead plaintiffs’ amended complaint was filed in November 2019. In February 2020, the Company moved to dismiss the amended complaint. In September 2020, the Court granted the motion to dismiss with leave to amend. On November 2, 2020, after the lead plaintiffs failed to file an amended complaint, the Court entered judgment in favor of the defendants, dismissing the action with prejudice. On December 2, 2020, the lead plaintiffs filed a notice of appeal of the judgment to the U.S. Court of Appeals for the Ninth Circuit. On February 18, 2021, after the lead plaintiff voluntarily dismissed his appeal, the action was dismissed in its entirety with prejudice.

Salsberg v. Kovacevich, et al. Filed May 24, 2019. Case No. 8:19-cv-00998-JLS-KES, U.S. District Court for the Central District of California and Neysmith v. Baum, et al. Filed May 31, 2019. Case No. 8:19-cv-01070-JLS-KES, U.S. District Court for the Central District of California. This purported shareholder derivative action against certain current and former directors and officers of the Company alleges, among other things, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The Company is named as a nominal defendant and the plaintiffs seek, among other things, corporate governance reforms, and disgorgement of profits, benefits, and compensation obtained by the defendants from the alleged conduct, to be paid to the Company. In September 2019, the Court consolidated these cases. In December 2019, the Court ordered the action stayed pursuant to a stipulation of the parties, which stay expired in December 2020.

Savage v. Kovacevich, et al. Filed June 14, 2019. Case No. 30-2019-01077191-CU-MC-NJC, Superior Court of California, County of Orange. This purported shareholder derivative action against certain current and former directors and officers of the Company alleges, among other things, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The Company is named as a nominal defendant and the plaintiff seeks, among other things, corporate governance reforms, and unspecified damages and restitution from the defendants, to be paid to the Company. In August 2019, the Court ordered the action stayed pursuant to a stipulation of the parties, which stay expired in December 2020.

Bruno, et al. v. Kovacevich, et al. Filed September 26, 2019. Case No. A-19-802660-C, Eighth Judicial District Court of the State of Nevada and Majchrzak v. Kovacevich, et al. Filed October 2, 2019. Case No. A-19-902945-B, First Judicial District Court of the State of Nevada. These purported shareholder derivative actions against certain current and former directors and officers allege, among other things, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The Company is named as a nominal defendant in each action and the plaintiffs seek, among other things, equitable relief and unspecified damages from the defendants, to be paid to the Company. In August 2020 and September 2020, the Court ordered the Majchrzak action and the Bruno action, respectively, stayed, which stays expired in December 2020.

Choate v. Kovacevich, et al. Filed October 1, 2020, Case No. 8:20-cv-01904-JLS-KES, U.S. District Court for the Central District of California. This purported shareholder derivative action against the Company’s current directors alleges, among other things, breach of fiduciary duty with respect to the administration of the Company’s 2016 Stock Incentive Plan. The Company is named as a nominal defendant. The plaintiff seeks declaratory relief and, from the director defendants, unspecified compensatory damages to be paid to the Company and other relief. On February 26, 2021, the plaintiff filed a first amended complaint. On April 2, 2021, the Company and the director defendants moved to dismiss the first amended complaint.

As of February 28, 2021, the Company cannot predict the ultimate outcome of the matters described above and cannot reasonably estimate the potential loss or range of loss that the Company may incur.
NOTE 12 – 2020 PLAN & RESTRUCTURING CHARGES
In the three months and six months ended February 28, 2021, the Company recorded $0.3 million and $0.3 million in restructuring costs. During the second quarter of fiscal 2020, the Company adopted and implemented a comprehensive strategic plan (the “2020 Plan”) to more effectively execute the Company’s strategy of focusing its resources on more established, financially stable, and creditworthy customers (namely multi-state operators, licensed producers, and leading brands). In connection with the 2020 Plan, the Company began implementing a restructuring plan designed to rationalize all aspects of its operations by, among other things, significantly reducing its overhead, implementing more stringent expense controls, consolidating its warehouses, reducing its inventory, and drastically altering its sales strategy to focus more on these customers. The Company believes that this strategic shift and associated restructuring has resulted in a better forecast of demand, reduction of inventory and warehouse space, improved collections and cash flow, and potential revenue upside from these customers’ continued expansion and consolidation in the marketplace.
The Company has incurred $8.7 million in restructuring charges as of February 28, 2021, and expects to incur an additional $0.9 million in restructuring charges under the 2020 Plan, which represents the Company’s best estimate as of February 28, 2021. The 2020 Plan is expected to be completed by the end of fiscal 2021. The recognition of restructuring charges requires that the Company make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned reductions of workforce and facility, ROU and asset impairment costs. At the end of each reporting period, the Company will evaluate the remaining accrued balance to ensure that no excess accruals are retained, and the utilization of the provisions are for their intended purpose in accordance with developed plans. The following table reflects the movement of activity of the restructuring reserve for the six months ended February 28, 2021:

	Severance related costs	Facility, ROU and asset impairment	Facility Exit Cost	Total
Balance at September 1, 2020	$—	$—	$—	$—
Provisions/Additions	126	59	109	294
Utilized/Paid	3	(59)	(109)	(165)
Balance at February 28, 2021	$129	$—	$—	$129
Expenses incurred under the 2020 Plan during the six months ended February 28, 2021 are included within “Restructuring costs” in the condensed consolidated statement of operations.
NOTE 13 – SUBSEQUENT EVENTS
On March 23, 2021, High Tide, a retail-focused cannabis corporation enhanced by the manufacturing and distribution of consumption accessories, completed its acquisition of all of the issued and outstanding shares of Smoke Cartel for a total consideration of $8.0 million, comprised of $6.0 million in common shares of High Tide and $2.0 million in cash. As a result of the transaction, the Company will receive 1.8 million common shares of High Tide and a total cash consideration of $0.1 million.

On March 24, 2021, we retired our Fifth Amended Senior Note with the Investor (see Note 8 above). The Company paid in aggregate $17 million to retire the full principal balance and accrued interest under the Fifth Amended Senior Note.

On March 31, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Greenlane Holdings, Inc. (“Greenlane”), Merger Sub Gotham 1, LLC, a wholly-owned subsidiary of Greenlane (“Merger Sub 1”), and Merger Sub Gotham 2, LLC, a wholly-owned subsidiary of Greenlane (“Merger Sub 2”). Pursuant to the terms of the Merger Agreement, subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, (i) Merger Sub 1 will be merged with and into the Company, with the Company as the surviving corporation and a wholly-owned subsidiary of Greenlane (“Initial Surviving Corporation”) (“Merger 1”); and (ii) the Initial Surviving Corporation will then be merged with and into Merger Sub 2 with Merger Sub 2 as the surviving limited liability company and a wholly-owned subsidiary of Greenlane (“Merger 2,” and together with Merger 1, the “Mergers”). Under the terms of the Merger Agreement, the Company’s stockholders will receive approximately 0.2546 shares of Greenlane’s Class A common stock, par value $0.01 per share (the “Class A common stock”) for each share of the Company’s common stock (the “Base Exchange Ratio”), subject to adjustment as described in the Merger Agreement (the Base Exchange Ratio, as adjusted, the “Exchange Ratio”). The Base Exchange Ratio is expected to result in the Company’s stockholders owning approximately 49.9% of the Class A common stock and existing stockholders of Greenlane owning approximately 50.1% of the Class A common stock. Immediately prior to the effective time of Merger 1, each Company stock option (whether or not vested or exercisable) will be converted into an option to purchase, on the same terms and conditions that apply to such option, that number of shares of the Class A common stock of Greenlane multiplied by the Exchange Ratio at an exercise price determined by dividing the per share exercise price of the option immediately prior to Merger 1 by the Exchange Ratio. Immediately prior to Merger 1, each Company restricted stock unit will vest in full and be settled and treated as a share of the Company common stock in Merger 1. The closing of the Mergers is subject to customary closing conditions.

Additional information about the Merger Agreement and the Mergers can be found in the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2021. The Mergers are subject to certain risks and uncertainties, and there can be no assurance that the Company will be able to complete the Mergers on the expected timeline or at all.
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
Factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to:
•the timing and completion of our proposed and previously announced merger with Greenlane Holdings, Inc.;
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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance. A more detailed description of risk factors that may affect our operating results can be found in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on November 10, 2020, and our other filings with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
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
Merger with Greenlane Holdings, Inc.
On March 31, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Greenlane Holdings, Inc. (“Greenlane”), Merger Sub Gotham 1, LLC, a wholly-owned subsidiary of Greenlane (“Merger Sub 1”), and Merger Sub Gotham 2, LLC, a wholly-owned subsidiary of Greenlane (“Merger Sub 2”). Pursuant to the terms of the Merger Agreement, subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, (i) Merger Sub 1 will be merged with and into the Company, with the Company as the surviving corporation and a wholly-owned subsidiary of Greenlane (“Initial Surviving Corporation”) (“Merger 1”); and (ii) the Initial Surviving Corporation will then be merged with and into Merger Sub 2 with Merger Sub 2 as the surviving limited liability company and a wholly-owned subsidiary of Greenlane (“Merger 2,” and together with Merger 1, the “Mergers”).
Under the terms of the Merger Agreement, the Company’s stockholders will receive approximately 0.2546 shares of Greenlane’s Class A common stock, par value $0.01 per share (the “Class A common stock”) for each share of the Company’s common stock (the “Base Exchange Ratio”), subject to adjustment as described in the Merger Agreement (the Base Exchange Ratio, as adjusted, the “Exchange Ratio”). The Base Exchange Ratio is expected to result in the Company’s stockholders owning approximately 49.9% of the Class A common stock and existing stockholders of Greenlane owning approximately 50.1% of the Class A common stock. Immediately prior to the effective time of Merger 1, each Company stock option (whether or not vested or exercisable) will be converted into an option to purchase, on the same terms and conditions that apply to such option, that number of shares of the Class A common stock of Greenlane multiplied by the Exchange Ratio at an exercise price determined by dividing the per share exercise price of the option immediately prior to Merger 1 by the Exchange Ratio. Immediately prior to Merger 1, each Company restricted stock unit will vest in full and be settled and treated as a share of the Company common stock in Merger 1. The closing of the Mergers is subject to customary closing conditions.

Additional information about the Merger Agreement and the Mergers can be found in the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2021. The Mergers are subject to certain risks and uncertainties, and there can be no assurance that the Company will be able to complete the Mergers on the expected timeline or at all.
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
Update on COVID-19
On March 11, 2020, the World Health Organization recognized COVID-19 as a global pandemic, prompting many national, regional, and local governments, including in the markets that we operate in, to implement preventative or protective measures, such as travel and business restrictions, temporary store closures, and wide-sweeping quarantines and stay-at-home orders. As a result, COVID-19 has significantly curtailed global economic activity, including in the regulated cannabis and CBD industries in which we operate.
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
We continued to experience unexpected and uncontrollable delays with our international supply shipments due to a significant increase in shipments to U.S. ports in connection with the holiday season, as well as certain COVID-19 restrictions. In particular, we, along with many other importers of goods across all industries, have experienced severe congestion and extensive wait times for carriers at ports across the United States. In addition, restrictions imposed by local, state and federal agencies due to the COVID-19 pandemic has led to reduced personnel of importers, government staff and others in our supply chain. We have been working diligently with our network of freight partners and suppliers to expedite delivery dates and provide solutions to reduce further impact and delays. However, we are unable to determine the full impact of these delays as they are out of our control. We have also experienced, and could continue to experience, delays in orders from vendors, particularly in countries where the pandemic has had a significant impact, such as in China.
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

Results of Operations – Comparison of Three Months Ended February 28, 2021 and February 29, 2020

Revenue

	For the three months ended
(in thousands, except percentages)	February 28, 2021	February 29, 2020	Variance	Percent Change
Net revenue	$32,884	$30,143	$2,741	9.1%
For the three months ended February 28, 2021, our revenue increased to $32.9 million compared to $30.1 million for the three months ended February 29, 2020, which represents an increase of $2.7 million, or 9.1%. The increase was primarily attributable to an increase in sales to the Company's MSO and LP customers, as part of its continued strategy to align with the industry's leading operators.

Cost of Goods Sold, Gross Profit and Gross Profit Percentage

	For the three months ended
(in thousands, except percentages)	February 28, 2021	February 29, 2020	Variance	Percent Change
Cost of goods sold	$26,443	$39,051	$(12,608)	(32.3)%
Gross profit	6,441	(8,908)	15,349	172.3%
Gross profit percentage (gross profit as a percent of revenue)	19.6%	(29.6)%	49.2%

Gross profit for the three months ended February 28, 2021 was $6.4 million, or 19.6% of revenue, compared to gross profit of $(8.9) million, or (29.6)% of revenue, for the three months ended February 29, 2020. The increase in gross profit percentage is due primarily to the introduction of the 2020 Plan, which resulted in prepaid inventory write-offs of $3.3 million and excess and obsolete (E&O) inventory charges of $11.9 million for the three months ended February 29, 2020.

Operating Expenses

	For the three months ended
(in thousands, except percentages)	February 28, 2021	February 29, 2020	Variance	Percent Change
Selling, general and administrative	$10,941	$27,183	$(16,242)	(59.8)%
Restructuring costs	$286	$7,301	$(7,015)	(96.1)%

Our operating expenses for the three months ended February 28, 2021 decreased to $11.2 million, or 34.1% of total revenue, from $34.5 million, or 114.4% of total revenue, for the three months ended February 29, 2020. The reduction in selling, general and administrative expense is primarily due to decreases in bad debt of $9.1 million, restructuring expenses of $7.0 million, compensation and benefits of $2.0 million, outside services and consulting expenses of $1.9 million, and stock compensation of $1.3 million. The three months ended February 28, 2021 also included a restructuring charge of $0.3 million for facility-related expenses.

Loss from Operations

	For the three months ended
(in thousands, except percentages)	February 28, 2021	February 29, 2020	Variance	Percent Change
Loss from operations	$(4,786)	$(43,392)	$38,606	89.0%

Loss from operations for the three months ended February 28, 2021 was $4.8 million compared to $43.4 million for the three months ended February 29, 2020. The decrease is primarily attributable to higher sales as well as reduced overhead, more stringent expense controls, and consolidated warehouses leading to reduced rent expenses and warehouse transfers in accordance with our 2020 Plan. The decrease is also due to prepaid inventory write-offs of $3.3 million and excess and obsolete

(E&O) inventory charges of $11.9 million for the three months ended February 29, 2020, which were related to the introduction of the 2020 Plan.

Other Income (Expense), net

	For the three months ended
(in thousands, except percentages)	February 28, 2021	February 29, 2020	Variance	Percent Change
Other income (expense), net	$(256)	$(983)	$727	74.0%

Other Income (Expense), net was $(0.3) million for the three months ended February 28, 2021 compared with $(1.0) million for the three months ended February 29, 2020. The $0.7 million decrease was primarily attributable to a $1.9 million increase in other income related to the forgiveness of the Company's PPP loan, as well as an increase of $1.8 million in the Company's investments in Smoke Cartel and XS Financial. These increases were partially offset by a $2.3 million change in fair value of warrant liability.

Net Loss

	For the three months ended
(in thousands, except percentages)	February 28, 2021	February 29, 2020	Variance	Percent Change
Net Loss	$(5,042)	$(44,375)	$39,333	88.6%
Net loss for the three months ended February 28, 2021 was $5.0 million compared to $44.4 million for the three months ended February 29, 2020. The decrease in net loss is primarily attributable to our continued commitment to executing our 2020 Plan.

Results of Operations – Comparison of Six Months Ended February 28, 2021 and February 29, 2020

Revenue

	For the six months ended
(in thousands, except percentages)	February 28, 2021	February 29, 2020	Variance	Percent Change
Net revenue	$59,645	$65,105	$(5,460)	(8.4)%
For the six months ended February 28, 2021, our revenue decreased by $5,460 million, or 8.4%, to $59.6 million compared to $65.1 million for the six months ended February 29, 2020. The decrease was primarily attributable to lower energy sales, the elimination of our hemp trading division, the introduction of more stringent terms extended to our smaller customers, as well as travel and regulatory restrictions and supply chain disruptions linked to the COVID-19 pandemic, resulting in shipping capacity constraints from China. The decrease in revenue was partially offset by an increase in sales to the Company's top MSO and LP customers.

Cost of Goods Sold, Gross Profit and Gross Profit Percentage

	For the six months ended
(in thousands, except percentages)	February 28, 2021	February 29, 2020	Variance	Percent Change
Cost of goods sold	47,465	66,742	$(19,277)	(28.9)%
Gross profit	12,180	(1,637)	$13,817	844.0%
Gross profit percentage (gross profit as a percent of revenue)	20.4%	(2.5)%	22.9%

Gross profit for the six months ended February 28, 2021 was $12.2 million, or 20.4% of revenue, compared to gross profit of $(1.6) million, or (2.5)% of revenue, for the six months ended February 29, 2020. The increase in gross profit percentage is due primarily to the introduction of the 2020 Plan, which resulted in prepaid inventory write-offs of $3.3 million and excess and obsolete (E&O) inventory charges of $11.9 million for the six months ended February 29, 2020.

Operating Expenses

	For the six months ended
(in thousands, except percentages)	February 28, 2021	February 29, 2020	Variance	Percent Change
Selling, general and administrative	19,753	48,258	$(28,505)	(59.1)%
Restructuring costs	294	7,301	$(7,007)	(96.0)%

Our operating expenses for the six months ended February 28, 2021 decreased to $20.0 million, or 33.6% of total revenue, from $55.6 million, or 85.3% of total revenue, for the six months ended February 29, 2020. The reduction in selling, general and administrative expense is primarily due to decreases in bad debt of $10.0 million, restructuring expenses of $7.0 million, compensation and benefits of $6.5 million, stock compensation of $3.6 million, and outside services and consulting expenses of $3.3 million. The six months ended February 28, 2021 also included a restructuring charge of $0.3 million for facility-related expenses.

Loss from Operations

	For the six months ended
(in thousands, except percentages)	February 28, 2021	February 29, 2020	Variance	Percent Change
Loss from operations	(7,867)	(57,196)	$49,329	86.2%

Loss from operations for the six months ended February 28, 2021 was $7.9 million compared to $57.2 million for the six months ended February 29, 2020. The decrease is primarily attributable to reduced overhead, more stringent expense controls, and consolidated warehouses leading to reduced rent expenses and warehouse transfers in accordance with our 2020 Plan, partially offset by lower product sales. The decrease was also due to prepaid inventory write-offs of $3.3 million and excess and obsolete (E&O) inventory charges of $11.9 million for the six months ended February 29, 2020, which were related to the introduction of the 2020 Plan.

Other Income (Expense), net

	For the six months ended
(in thousands, except percentages)	February 28, 2021	February 29, 2020	Variance	Percent Change
Other income (expense), net	(1,625)	315	$(1,940)	(615.9)%

Other Income (Expense), net for the six months ended February 28, 2021 was an expense of 1.6 million compared to income of $0.3 million for the six months ended February 29, 2020. The $1.9 million decrease was attributable to a $5.7 million decrease in the change in fair value of warrant liability as well as a $1.3 million decrease in the loss of extinguishment of debt. This decrease was partially offset by a $1.9 million increase in other income related to the forgiveness of the Company's PPP loan, as well as an increase of $3.4 million in the Company's investments in Smoke Cartel and XS Financial.

Net Loss

	For the six months ended
(in thousands, except percentages)	February 28, 2021	February 29, 2020	Variance	Percent Change
Net Loss	$(9,492)	$(56,881)	$47,389	83.3%
Net loss for the six months ended February 28, 2021 was $9.5 million compared to $56.9 million for the six months ended February 29, 2020. The decrease in net loss is primarily attributable to our continued commitment to executing our 2020 Plan.

Liquidity and Capital Resources

(in thousands, except percentages)	February 28, 2021	August 31, 2020
Cash and cash equivalents	$34,962	$10,476
Accounts receivable, net	$10,449	$9,427
Total current assets	$108,332	$57,006
Total current liabilities	$49,112	$36,357
Working capital surplus	$59,220	$20,649
At February 28, 2021, we had cash of $35.0 million, and a working capital surplus of $59.2 million.
We believe that our level of liquidity sources, which includes available borrowing under our revolving credit facility, cash on hand, funds provided by operations, adoption of the 2020 Plan and participation in available funding programs instituted by various state and federal governments in response to COVID-19 will be adequate to fund our expenditures and working capital requirements for the next 12 months from the date the consolidated financial statements were available to be issued.
Sources and Uses of Cash

	For the six months ended
(in thousands, except percentages)	February 28, 2021	February 29, 2020
Cash provided by (used in):
Operating activities	$(21,994)	$(18,761)
Investing activities	$(825)	$(3,550)
Financing activities	$47,305	$29,745
Cash Flows from Operating Activities
Net cash used in operating activities for the six months ended February 28, 2021 was $22.0 million compared to $18.8 million for the six months ended February 29, 2020. The change is primarily attributable to higher levels of inventory to support anticipated sales and avoid supply disruption due to the Chinese New Year holiday and freight delays related to COVID-19.
Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended February 28, 2021 was $0.8 million compared to $3.6 million for the six months ended February 29, 2020. The decrease is due to lower levels of equipment purchases, technology investments and leasehold improvements during the current fiscal period.
Cash Flows from Financing Activities
Net cash provided by financing activities for the six months ended February 28, 2021 was $47.3 million compared to $29.7 million for the six months ended February 29, 2020. The increase is primarily attributable to the net proceeds of our line of credit of $10.1 million compared to the prior period's net repayment on line of credit of $12.3 million. The increase was partially offset by a $4.8 million reduction in proceeds from the issuance of common stock. Accordingly, cash proceeds from the issuance of common stock during the six months ended February 28, 2021 was $37.3 million compared to $42.1 million for the six months ended February 29, 2020.

February 2021 Registered Direct Offering
On February 24, 2021, we sold an aggregate of 24,242,424 shares of our common stock, par value $0.001 per share, and warrants to purchase 9,696,969 shares of common stock (each a “February 2021 Warrant” and collectively, the “February 2021 Warrants”), in a registered direct offering (the “February 2021 Offering”) to certain accredited investors. The common stock and February 2021 Warrants were sold in units (the “Units”), with each unit consisting of one share of common stock and a February 2021 Warrant to purchase 0.4 of a share of common stock. The Units were offered by us pursuant to our shelf registration statement on Form S-3 (File No. 333-231019) filed with the SEC on April 25, 2019 and declared effective on May 6, 2019 and a prospectus supplement thereunder, dated February 22, 2021 and filed with the SEC on February 24, 2021. Subject to certain ownership limitations, the February 2021 Warrants were immediately exercisable at an exercise price equal to $2.00 per share of common stock. The February 2021 Warrants are exercisable for five years from the date of issuance.

The purchase price for a Unit was $1.65. The aggregate net proceeds from the February 2021 Offering, after deducting the placement agent fees and other estimated offering expenses, was approximately $37.1 million. We have and will continue to use the net proceeds from the February 2021 Offering, together with other available funds, for working capital and for other general corporate purposes, which may include, among other things, debt repayment, product development, acquisitions, capital expenditures and other business opportunities. We used a portion of the proceeds from the February 2021 Offering to retire our Fifth Amended Senior Note, as described below.

A.G.P./Alliance Global Partners acted as placement agent (the "Placement Agent") for the February 2021 Offering. We paid the Placement Agent an aggregate cash fee equal to 7% of the aggregate gross proceeds raised in the February 2021 Offering pursuant to a Placement Agency Agreement entered into by us and the Placement Agent on February 22, 2021. We also reimbursed the Placement Agent $60,000 for fees and expenses, including the fees and expenses of the Placement Agent’s counsel.
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
Short-term Debt
On January 24, 2021, we entered into a Fifth Exchange Agreement (the “Fifth Exchange Agreement”) with HB Sub Fund in order to (x) amend and waive certain provisions of the Securities Purchase Agreement, dated April 29, 2019, with HB Sub Fund, as amended, and that certain Senior Note issued to HB Sub Fund in the principal amount of $19 million, on November 10, 2020 (the “Fourth Amended Senior Note”), and (y) exchange the Fourth Amended Senior Note without any cash consideration for (i) a new senior note in the aggregate principal amount of $17.0 million (the “Fifth Amended Senior Note”) and (ii) 1,481,482 shares of our common stock.

On March 24, 2021, we retired the Fifth Amended Senior Note with proceeds from our February 2021 Offering, paying in aggregate $17.0 million to retire the full principal balance and accrued interest under the note.
PPP Loan
On April 30, 2020, the Company qualified for and received a loan pursuant to the Paycheck Protection Program, a program implemented by the U.S. Small Business Administration ("SBA") under the Coronavirus Aid, Relief, and Economic Security Act from a qualified lender, for an aggregate principal amount of approximately $1.9 million (the “PPP Loan”). The PPP Loan is unsecured and guaranteed by the U.S. Small Business Administration, bears interest at a fixed rate of 1.0% per annum, a maturity of two years with the first six months of interest, principal and fees deferred. The principal and interest of the PPP Loan is eligible for forgiveness under the Paycheck Protection Program to the extent that the PPP Loan proceeds are used to pay expenses permitted by the Paycheck Protection Program, including eligible payroll costs, covered rent, business mortgage interest, and covered utility payments incurred by the Company during the elected 24 week covered period after loan disbursement. The Company applied and received forgiveness for the PPP Loan on February 9, 2021, with respect to these covered expenses. During the three months ended February 28, 2021 the Company recorded a gain of $1.9 million to other income related to the PPP loan being forgiven by the SBA. As of February 28, 2021, the Company no longer has the PPP Loan recorded as a note payable on its balance sheet. As of August 31, 2020, the PPP Loan amounted to $1.9 million, and was included within the current portion of notes payable on the accompanying balance sheet.
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
Item 4.  Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (who is also the Company’s chairman, secretary and principal executive officer), and our chief financial officer (who is also the Company’s principal financial and accounting officer) to allow for timely decisions regarding required disclosure. Thus, in accordance with Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of February 28, 2021, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, as disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020, and our failure to timely file two Current Reports on Form 8-K as described in the Amendment No. 1 to Quarterly Report on Form 10-Q/A filed on January 11, 2021 and Amendment No. 1 to Annual Report on Form 10-K/A filed on January 11, 2021, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
May v. KushCo Holdings, Inc., et al. Filed April 30, 2019. Case No. 8:19-cv-00798-JLS-KES, U.S. District Court for the Central District of California. This putative shareholder class action against the Company and certain of its current and former officers alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and sought unspecified compensatory damages and other relief on behalf of a class of purchasers of the Company’s securities between July 13, 2017 and April 9, 2019, inclusive. In September 2019, the Court appointed co-lead plaintiffs and co-lead counsel for the plaintiffs. The lead plaintiffs’ amended complaint was filed in November 2019. In February 2020, the Company moved to dismiss the amended complaint. In September 2020, the Court granted the motion to dismiss with leave to amend. On November 2, 2020, after the lead plaintiffs failed to file an amended complaint, the Court entered judgment in favor of the defendants, dismissing the action with prejudice. On December 2, 2020, the lead plaintiffs filed a notice of appeal of the judgment to the U.S. Court of Appeals for the Ninth Circuit. On February 18, 2021, after the lead plaintiff voluntarily dismissed his appeal, the action was dismissed in its entirety with prejudice.

Salsberg v. Kovacevich, et al. Filed May 24, 2019. Case No. 8:19-cv-00998-JLS-KES, U.S. District Court for the Central District of California and Neysmith v. Baum, et al. Filed May 31, 2019. Case No. 8:19-cv-01070-JLS-KES, U.S. District Court for the Central District of California. This purported shareholder derivative action against certain current and former directors and officers of the Company alleges, among other things, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The Company is named as a nominal defendant and the plaintiffs seek, among other things, corporate governance reforms, and disgorgement of profits, benefits, and compensation obtained by the defendants from the alleged conduct, to be paid to the Company. In September 2019, the Court consolidated these cases. In December 2019, the Court ordered the action stayed pursuant to a stipulation of the parties, which stay expired in December 2020.

Savage v. Kovacevich, et al. Filed June 14, 2019. Case No. 30-2019-01077191-CU-MC-NJC, Superior Court of California, County of Orange. This purported shareholder derivative action against certain current and former directors and officers of the Company alleges, among other things, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The Company is named as a nominal defendant and the plaintiff seeks, among other things, corporate governance reforms, and unspecified damages and restitution from the defendants, to be paid to the Company. In August 2019, the Court ordered the action stayed pursuant to a stipulation of the parties, which stay expired in December 2020.

Bruno, et al. v. Kovacevich, et al. Filed September 26, 2019. Case No. A-19-802660-C, Eighth Judicial District Court of the State of Nevada and Majchrzak v. Kovacevich, et al. Filed October 2, 2019. Case No. A-19-902945-B, First Judicial District Court of the State of Nevada. These purported shareholder derivative actions against certain current and former directors and officers allege, among other things, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The Company is named as a nominal defendant in each action and the plaintiffs seek, among other things, equitable relief and unspecified damages from the defendants, to be paid to the Company. In August 2020 and September 2020, the Court ordered the Majchrzak action and the Bruno action, respectively, stayed, which stays expired in December 2020.

Choate v. Kovacevich, et al. Filed October 1, 2020, Case No. 8:20-cv-01904-JLS-KES, U.S. District Court for the Central District of California. This purported shareholder derivative action against the Company’s current directors alleges, among other things, breach of fiduciary duty with respect to the administration of the Company’s 2016 Stock Incentive Plan. The Company is named as a nominal defendant. The plaintiff seeks declaratory relief and, from the director defendants, unspecified compensatory damages to be paid to the Company and other relief. On February 26, 2021, the plaintiff filed a first amended complaint. On April 2, 2021, the Company and the director defendants moved to dismiss the first amended complaint.

As of February 28, 2021, the Company cannot predict the ultimate outcome of the matters described above and cannot reasonably estimate the potential loss or range of loss that the Company may incur.
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
Item 2. Unregistered Sales of Equity Securities.
As disclosed in our Annual Report for the fiscal year ended August 31, 2020, filed with the SEC on November 10, 2020, on January 24, 2021 we exchanged our then outstanding Fourth Amended Senior Note in the aggregate principal amount of $19.0 million for (i) the Fifth Amended Senior Note in the aggregate principal amount of $17.0 million and (ii) 1,481,482 shares of our common stock.

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

2.1
Agreement and Plan of Merger, dated as of March 31, 2021, by and among Greenlane Holdings, Inc., Merger Sub Gotham 1, LLC, Merger Sub Gotham 2, LLC and KushCo Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 000-55418) filed on April 1, 2021).

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-55418) filed on February 24, 2021).

10.1	Form of Securities Purchase Agreement dated February 22, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55418) filed on February 24, 2021).

10.2	Placement Agency Agreement dated as of February 22, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-55418) filed on February 24, 2021).

10.3	2016 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55418) filed on January 29, 2021).

10.4(#)
Kim International Corporation Executive Severance Plan, effective January 15, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55418) filed on January 19, 2021).

10.5
Voting Agreement, dated as of March 31, 2021, by and among Nicholas Kovacevich, Greenlane Holdings, Inc. and KushCo Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55418) filed on April 1, 2021).

10.6
Voting Agreement, dated as of March 31, 2021, by and among Dallas Imbimbo, Greenlane Holdings, Inc. and KushCo Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-55418) filed on April 1, 2021).

10.7
Voting Agreement, dated as of March 31, 2021, by and among Jacoby & Co. Inc., Greenlane Holdings, Inc. and KushCo Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-55418) filed on April 1, 2021).

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

*Filed herewith.
**This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
# Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 8, 2021	By:	/s/ Nicholas Kovacevich
Nicholas Kovacevich
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: April 8, 2021	By:	/s/ Stephen Christoffersen
Stephen Christoffersen
Chief Financial Officer (Principal Financial Officer)