Form 10-Q
period 2021-05-31
KushCo Holdings, Inc.
filed 2021-07-09
CIK 1604627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2021
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
Yes ☐ No ☒
The number of outstanding shares of the Registrant’s common stock as of July 9, 2021 was 159,394,766 shares.

KUSHCO HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2021

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
KUSHCO HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Amounts in thousands)
(Unaudited)

	May 31, 2021	August 31, 2020
ASSETS
Current assets:
Cash	$1,102	$10,476
Accounts receivable, net	7,398	9,427
Inventory, net	52,370	28,049
Prepaid expenses and other current assets	15,339	9,054
Total current assets	76,209	57,006

Goodwill	52,267	52,267
Intangible assets, net	631	1,000
Property and equipment, net	7,883	8,801
Other assets	13,380	8,582
Total Assets	$150,370	$127,656
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,307	$4,282
Customer deposits	4,480	3,188
Accrued expenses and other current liabilities	8,236	8,195
Current portion of notes payable	—	20,692
Line of credit	663	—
Total current liabilities	22,686	36,357

Long-term liabilities:
Warrant liability	661	365
Other non-current liabilities	7,045	4,205
Total long-term liabilities	7,706	4,570
Total liabilities	30,392	40,927

Commitments and contingencies (Note 11)

Stockholders' equity
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 265,000 shares authorized, 159,381 and 125,708 shares issued and outstanding as of May 31, 2021 and August 31, 2020, respectively	159	126
Additional paid-in capital	277,677	227,253
Accumulated other comprehensive income	260	—
Accumulated deficit	(158,118)	(140,650)
Total stockholders' equity	119,978	86,729
Total liabilities and stockholders' equity	$150,370	$127,656
The accompanying notes are an integral part of the condensed consolidated financial statements.

KUSHCO HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Amounts in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Net revenue	$28,319	$22,264	$87,964	$87,369
Cost of goods sold	23,950	19,892	71,415	86,634
Gross profit	4,369	2,372	16,549	735

Operating expenses:
Selling, general and administrative	9,099	12,719	28,853	60,977
Restructuring costs	274	952	568	8,253
Total operating expenses	9,373	13,671	29,421	69,230
Loss from operations	(5,004)	(11,299)	(12,872)	(68,495)

Other income (expense):
Change in fair value of warrant liability	821	(1,160)	(295)	3,435
Change in fair value of equity investment	(699)	(9)	1,627	(1,100)
Interest expense	(1,003)	(1,487)	(4,107)	(4,594)
Loss on extinguishment of debt	—	—	(1,324)	—
Other income (expense), net	(1,936)	468	(343)	386
Total other income (expense)	(2,817)	(2,188)	(4,442)	(1,873)
Loss before income taxes	(7,821)	(13,487)	(17,314)	(70,368)
Income tax expense	(156)	—	(156)	—
Net loss	(7,977)	(13,487)	(17,470)	(70,368)

Net loss per share:
Basic net loss per common share	$(0.05)	$(0.11)	$(0.12)	$(0.64)
Diluted net loss per common share	$(0.05)	$(0.11)	$(0.12)	$(0.64)

Basic weighted average number of common shares outstanding	159,381	119,574	140,155	110,440
Diluted weighted average number of common shares outstanding	159,381	119,574	140,155	110,440

Other comprehensive income
Foreign currency translation	260	—	260	—
Comprehensive loss	$(7,717)	$(13,487)	$(17,210)	$(70,368)
The accompanying notes are an integral part of the condensed consolidated financial statements.

KUSHCO HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares Issued	Amount
Balances at August 31, 2020	125,708	$126	$227,253	$(140,650)	$—	$86,729
Stock-based compensation	1,566	1	3,404	—	—	3,405
Stock issued for conversion of debt	4,688	5	3,688	—	—	3,693
Net loss	—	—	—	(4,450)	—	(4,450)
Balances at November 30, 2020	$131,962	$132	$234,345	$(145,100)	$—	$89,377
Stock-based compensation	886	1	1,986	—	—	1,987
Stock sold to investors, net of offering costs	24,242	24	37,226	—	—	37,250
Stock issued for conversion of debt	1,673	2	2,422	—	—	2,424
Net loss	—	—	—	(5,042)	—	(5,042)
Balances at February 28, 2021	$158,763	$159	$275,979	$(150,142)	$—	$125,996
Stock-based compensation	618	—	1,698	—	—	1,698
Issuance of restricted stocks	—	1	—	—	—	1
Cumulative translation adjustment	—	—	—	—	260	260
Net loss	—	—	—	(7,977)	—	(7,977)
Balances at May 31, 2021	$159,381	$160	$277,677	$(158,119)	$260	$119,978

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Amount
Balances at August 31, 2019	90,041	$90	$164,258	$(62,994)	$101,354
Stock-based compensation	99	—	3,189	—	3,189
Stock sold to investors	17,198	17	27,362	—	27,379
Stock issued for acquisitions	23	—	—	—	—
Net loss	—	—	—	(12,506)	(12,506)
Balances at November 30, 2019	$107,361	$107	$194,809	$(75,500)	$119,416
Stock-based compensation	89	—	3,141	—	3,141
Issuance of restricted stocks	15	—	—	—	—
Stock sold to investors	10,000	10	14,706	—	14,716
Stock issued for equity investment	1,653	2	2,526	—	2,528
Net loss	—	—	—	(44,375)	(44,375)
Balances at February 29, 2020	$119,118	$119	$215,182	$(119,875)	$95,426
Stock option exercises	—	—	—	—	—
Stock-based compensation	353	—	2,936	—	2,936
Issuance of restricted stocks	462	1	(1)	—	—
Net loss	—	—	—	(13,487)	(13,487)
Balances at May 31, 2020	$119,933	$120	$218,117	$(133,362)	$84,875
The accompanying notes are an integral part of the condensed consolidated financial statements.

KUSHCO HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended
	May 31, 2021	May 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,470)	$(70,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,564	3,259
Amortization of debt discount	3,669	3,902
Bad debt (recovery)/provision	(380)	10,421
Bad debt recovery on note receivable	(513)	—
Sales return (recovery)/provision	(14)	30
Inventory obsolescence	—	2,218
Inventory reserve (recovery)/provision	(3,816)	14,619
Loss (gain) on disposal of assets	62	26
Gain on termination of leases	—	(798)
Impairment of assets	—	6,895
Change in fair value of equity investment	(1,627)	1,100
Stock compensation expense	6,159	11,074
Change in fair value of warrant liability	295	(3,435)
Loss on extinguishment of debt	1,324	—
Right-of-use assets amortization	953	—
Gain on forgiveness of PPP loan	(1,900)	—
Changes in operating assets and liabilities:
Accounts receivable	2,295	6,854
Inventory	(20,505)	5,101
Prepaid expenses and other current assets	(5,772)	(7,854)
Other non-current assets	(4)	498
Accounts payable	4,797	(5,813)
Customer deposits	1,293	1,225
Accrued expenses and other current liabilities	1,073	1,600
Other non-current liabilities	(1,613)	(752)
Net cash used in operating activities	(29,130)	(20,198)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment, and intangibles	(1,192)	(4,317)
Net cash used in investing activities	(1,192)	(4,317)
CASH FLOWS FROM FINANCING ACTIVITIES
Financing cost paid in connection with extinguishment of debt	(195)	—
Repayment of capital leases	(33)	(86)
Repayment on notes payable	(17,000)	—
Proceeds from notes payable	—	1,900
Proceeds from stock option exercises	18	—
Proceeds from issuance of common stock	37,294	42,095
Proceeds from line of credit	93,743	76,325
Repayments on line of credit	(92,879)	(88,575)
Net cash provided by financing activities	20,948	31,659
NET INCREASE (DECREASE) IN CASH	(9,374)	7,144
CASH AT BEGINNING OF PERIOD	10,476	3,944
CASH AT END OF PERIOD	$1,102	$11,088

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$439	$624

NON-CASH INVESTING AND FINANCING ACTIVITIES
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,592	$—
Services prepaid for in common stock	$—	$646
Accrued and unpaid amounts for purchase of property & equipment	$148	$403
Stock issued for amendment of debt agreement	$6,117	$—
Shares issued in exchange for equity investment in XS Financial	$—	$2,528
Common stock issuance costs in accounts payable	$44	$—
Debt financing cost paid for in common stock	$83	$—
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
The Company’s principal sources of liquidity at May 31, 2021 consisted of cash on hand, a line of credit and future cash anticipated to be generated from operations. The Company reported positive working capital as of May 31, 2021. The Company believes its current cash balances, coupled with anticipated cash flow from operating activities and its secured asset based revolving credit facility with Monroe Capital Management Advisors, LLC (“Monroe”), will be sufficient to meet its working capital requirements for at least one year from the date the consolidated financial statements were available to be issued.

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

The closing of the Mergers is conditioned upon, among other things, the Company’s receipt of the requisite approval for the Mergers from the holders of its common stock and Greenlane’s receipt of the requisite approval from the holders of its common stock for the issuance of shares of Greenlane Class A common stock to be issued in connection with the Mergers. In addition to these stockholder approvals, the closing of the Mergers is subject to other customary closing conditions. Accordingly, there can be no assurance that the Company will be able to complete the Mergers on the expected timeline or at all. See “Item 1A Risk Factors” included in this Quarterly Report on Form 10-Q.

Subject to the satisfaction of all of the conditions to closing, including the receipt of the separate stockholder approvals, the the Mergers are expected to close in the third calendar quarter of 2021.

For information regarding the Mergers and related matters, please refer to the Company’s other filings with the SEC that have been made in connection with the proposed Mergers, including the definitive joint proxy statement filed by the Company with the SEC on July 2, 2021.

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
Significant estimates relied upon in preparing these condensed consolidated financial statements include revenue recognition, accounts receivable reserves, inventory and related reserves, warrant liability, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to record impairment charges related to intangible assets and goodwill, amortization periods, accrued expenses, stock-based compensation expenses, and recoverability of the Company’s net deferred tax assets and any related valuation allowance.
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
Accounts Receivable
Trade accounts receivable are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus, trade receivables do not bear interest. Trade accounts receivables are evaluated bi-weekly for collectability based on the customer's past credit history and current financial condition. In addition to customer specific reserves, the Company applies an additional 1% reserve to accounts receivable. The Company’s net accounts receivable balance was $7,398 and $9,427 as of May 31, 2021 and August 31, 2020, respectively. The Company’s allowance for doubtful accounts was $1,025 and $2,439 as of May 31, 2021 and August 31, 2020, respectively. The Company wrote-off $588 of customers' balances during the three month period ended May 31, 2021. The Company’s sales return reserve was $318 and $332 as of May 31, 2021 and August 31, 2020, respectively, and is included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheet.
Inventory
Inventories are stated at the lower of cost or net realizable value using the average cost method. The Company’s inventory consists of finished goods of $52,370 and $28,049 as of May 31, 2021 and August 31, 2020, respectively. The Company also makes prepayments against the future delivery of inventory classified as prepaid inventory. The Company’s prepaid inventory was $6,752 and $3,373 as of May 31, 2021 and August 31, 2020, respectively, and is included in prepaid expenses and other current assets on the accompanying balance sheets. The Company regularly reviews inventory and, when appropriate, records a provision for obsolete and excess inventory. The provision is based on actual loss experience and a forecast of product demand compared to its remaining shelf life. The Company's inventory reserve was $6,681 and $10,497 as of May 31, 2021 and August 31, 2020, respectively.
Equity Investment
On January 30, 2020, the Company partnered with XS Financial Inc. (“XS Financial”), formerly Xtraction Services Holding Corp, a provider of equipment leasing solutions to owners and operators of cannabis and hemp companies in the United States in order to provide such solutions to the Company’s network of regulated cannabis and hemp-derived cannabidiol ("CBD") operators. The Company’s Chief Financial Officer, Stephen Christoffersen, has served on the board of directors for XS Financial since May 2019. Under the terms of its agreement with XS Financial, upon the closing of the transaction, the Company issued 1,653 shares of its common stock in exchange for 10,600 proportionate voting shares of XS Financial (the “XS Shares”), the equivalent of 19.9% of XS Financials' market capitalization on the closing date. As of May 31, 2021, the Company owns approximately 10.3% XS Financials' market capitalization. On January 30, 2020, the value of the Company's shares issued in exchange for the equity investment in XS Financial was $2,528. The Company’s investment in XS Financial is included in “Other assets” on the Company’s condensed consolidated balance sheets. The fair value of Company's investment in XS Financial was $2,588 as of May 31, 2021. The fair value of Company's investment in XS Financial was $1,225 as of August 31, 2020.
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
For the three months and nine months ended May 31, 2021 and 2020, basic and diluted weighted average shares were the same, as the Company generated a net loss for the period. The computation for the three months ended May 31, 2021 does not include 11,844 options and 31,434 warrants, as their inclusion would have had an anti-dilutive effect on net loss per share. The computation of diluted net loss per share for the three months ended May 31, 2020 does not include 11,368 options and 21,737 warrants, as their inclusion would have had an anti-dilutive effect on net loss per share.
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

Advertising
The Company conducts advertising for the promotion of its products and services. In accordance with ASC subtopic 720-35-25 (“ASC 720”), advertising costs are charged to expense when incurred. Advertising costs were $19 and $21 for the three months ended May 31, 2021 and May 31, 2020, respectively. Advertising cost were $22 and $99 for the nine months ended May 31, 2021 and May 31, 2020, respectively.
Share-based Compensation

The Company recorded total stock-based compensation expense of $1,780 and $2,985 for the three months ended May 31, 2021 and May 31, 2020, respectively, in connection with the issuance of shares of common stock and options to purchase common stock. The Company recorded stock-based compensation expense of $6,159 and $11,074 for the nine months ended May 31, 2021 and May 31, 2020, respectively. Stock-based compensation expense is included in selling, general and administrative expense in the Company's condensed consolidated statements of operations.
Recently Issued Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40).” ASU 2020-06 reduces the number of models used to account for convertible instruments, amends diluted EPS calculations for convertible instruments, and amends the requirements for a contract (or embedded derivative) that is potentially settled in an entity's own shares to be classified in equity. The amendments add certain disclosure requirements to increase transparency and decision-usefulness about a convertible instrument's terms and features. Under the amendments, the Company must use the if-converted method for including convertible instruments in diluted EPS as opposed to the treasury stock method. ASU 2020-06 is effective for annual reporting periods beginning after December 15, 2021 (the Company's fiscal 2023). Early adoption is allowed under the standard with either a modified retrospective or full retrospective method. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
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
COVID-19 has materially impacted our markets and sources of revenues, particularly during the three and nine months ended May 31, 2020, including without limitation, as a result of the following:
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

While the U.S. has recently seen a significant decline in new cases and states are loosening their shutdown and social distancing protocols, resulting in a wide reopening of adult recreational use and medical stores as well as retail stores that sell CBD, COVID-19 continues to affect the Company's sources of revenue in Canada, particularly in provinces such as Ontario that were still under lockdown until recently.

We continue to be impacted by business and supply chain interruptions resulting from the COVID-19 pandemic. The COVID-19 pandemic has also resulted in increased air freight costs incurred by us, which we are passing on to our customers via a surcharge, as well as general difficulties in securing space on incoming freight from international vendors in order to make room for essential items.
We continue to experience unexpected and uncontrollable delays with our international supply shipments due to a significant increase in shipments to U.S. ports, less cargo being shipped by air, and a general shortage of containers. While these delays have moderately improved in recent months, we, along with many other importers of goods across all industries, continue to experience severe congestion and extensive wait times for carriers at ports across the United States. In addition, restrictions imposed by local, state and federal agencies due to the COVID-19 pandemic has led to reduced personnel of importers, government staff and others in our supply chain. We have been working diligently with our network of freight partners and suppliers to expedite delivery dates and provide solutions to reduce further impact and delays. However, we are unable to determine the full impact of these delays as they are out of our control.
We have also experienced, and could continue to experience, delays in orders from vendors, particularly in countries where the pandemic has had a significant impact, such as in China.
While the Company is continuing to navigate the financial, operational, and personnel challenges presented by the COVID-19 pandemic, the full extent of the impact of COVID-19 on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic, the potential uncertainty related to and proliferation of new strains, and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which are uncertain, out of our control and cannot be predicted at this time.
NOTE 2 - CONCENTRATIONS OF RISK
Supplier Concentrations
The Company purchases inventory from various suppliers and manufacturers. For the nine months ended May 31, 2021 and May 31, 2020, the Company had one vendor that accounted for approximately 46% and 33%, respectively, of total inventory purchases. As of May 31, 2021, there were three vendors that represented in the aggregate approximately 47% of the Company's accounts payable. As of August 31, 2020, there were two vendors that represented in the aggregate approximately 41% of the Company's accounts payable.
Customer Concentrations
During the nine months ended May 31, 2021, the Company had one customer that represented over 18% of the Company’s revenue. For the nine months ended May 31, 2020, there were no customers that represented more than 10% of the Company’s revenues. As of May 31, 2021, there was one customer that represented approximately 18% of the Company's accounts receivable. As of May 31, 2020 there were two customers that represented in the aggregate approximately 47% of the Company's accounts receivable.
NOTE 3 – RELATED-PARTY TRANSACTIONS
The Company sold certain products and supplies to one related party during the three months ended May 31, 2021. During the three months ended May 31, 2020, the Company sold products and supplies to two related parties. Sales to related parties during the three months ended May 31, 2021 and May 31, 2020 totaled $311 and $113, respectively. Sales recognized during the nine months ended May 31, 2021 and May 31, 2020 totaled $646 and $299, respectively. Total accounts receivable from related parties was $541 and $1,200 as of May 31, 2021 and August 31, 2020, respectively. Further, the Company rented certain warehouse equipment from a related party. No rental payments were made to the related party during the three months ended May 31, 2021 and May 31, 2020. No rental payments were made to the related party during the nine months ended May 31, 2021 versus $231 for the nine months ended May 31, 2020.
NOTE 4 - PROPERTY AND EQUIPMENT
The major classes of fixed assets consist of the following:

	May 31, 2021	August 31, 2020
Machinery and equipment	$7,459	$9,540
Vehicles	410	410
Office Equipment	3,709	376
Leasehold improvements	1,580	1,591
Construction in progress	663	660
	13,821	12,577
Accumulated Depreciation	(5,938)	(3,776)
	$7,883	$8,801
Depreciation expense was $758 and $990 for the three months ended May 31, 2021 and May 31, 2020, respectively. Depreciation expense was $2,195 and $2,549 for the nine months ended May 31, 2021 and May 31, 2020, respectively.
NOTE 5 – INTANGIBLE ASSETS
Intangible assets consist of the following:

		As of May 31, 2021			As of August 31, 2020
Description	Weighted Average Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Amount	Gross Carrying Value	Accumulated Amortization	Net Amount
Trade name	6 years	1,400	(1,400)	—	1,400	(1,400)	—
Non-compete agreement	4 years	2,370	(1,739)	631	2,370	(1,370)	1,000
		$3,770	$(3,139)	$631	$3,770	$(2,770)	$1,000
Amortization expense was $112 and $237 for the three months ended May 31, 2021 and May 31, 2020, respectively. Amortization expense was $369 and $710 for the nine months ended May 31, 2021 and May 31, 2020, respectively.
The following table summarizes the remaining estimated amortization of definite-lived intangible assets as of May 31, 2021:

For the year ended August 31,
2021 (remaining three months)	$157
2022	314
2023	160
$631
NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	May 31, 2021	August 31, 2020
Accrued compensation	$2,295	$2,798
Sales tax payable	598	727
Operating lease liability	1,710	1,583
Other accrued expenses	3,633	3,087
	$8,236	$8,195

NOTE 7 – LEASES
The Company leases its facilities and certain office equipment under operating leases that expire on various dates through 2026. The Company determines if an arrangement is a lease at inception. Right of Use ("ROU") assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. When readily determinable, the Company uses the implicit rate in determining the present value of lease payments. The ROU asset also includes any fixed lease payments, including in-substance fixed lease payments and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease term is determined at lease commencement and includes any non-cancellable period for which the Company has the right to use the underlying asset, together with any options to extend that the Company is reasonably certain to exercise.
ROU assets and liabilities consist of the following:

	May 31, 2021	August 31, 2020
Operating leases - ROU assets (included in Other assets)	$9,209	$3,127

Current portion of lease liabilities	$1,710	$1,583
Long term lease liabilities, net of current portion	6,971	4,157
Total lease liabilities	$8,681	$5,740

Aggregate lease maturities as of May 31, 2021 are as follows:

Year ended August 31,
2021 (remaining three months)	$614
2022	2,812
2023	2,238
2024	1,667
2025	1,470
Thereafter	514
Total minimum lease payments	9,315
Less imputed interest	(634)
Total lease liabilities	$8,681
Rent expense was $574 and $1,399, respectively, for the three months and nine months ended May 31, 2021. Rent expense was $590 and $2,279 for the three and nine months ended May 31, 2020, respectively. At May 31, 2021, the leases had a weighted average remaining lease term of 4.0 years and a weighted average discount rate of 4.8%. Amortization on ROU assets was $403 and $953 for the three months and nine months ended May 31, 2021, respectively. Cash paid for amounts included in the measurement of lease liabilities was $723 and $1,955 for the three and nine months ended May 31, 2021, respectively.
NOTE 8 – DEBT
Monroe Revolving Credit Facility
On August 21, 2019, the Company and its subsidiaries entered into a secured asset based revolving credit facility (the “Monroe Revolving Credit Facility”) for an aggregate amount not to exceed $35.0 million outstanding at any time, with Monroe Capital Management Advisors, LLC (“Monroe”), as collateral agent and administrative agent, and the various lenders party thereto. The Monroe Revolving Credit Facility also includes an accordion feature that permits the Company to increase the available revolving commitments under the Monroe Revolving Credit Facility by up to an additional $15.0 million, subject to satisfaction of certain conditions. The Monroe Revolving Credit Facility has a 5-year term, which matures on August 21, 2024 and is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries. The borrowing base is subject to eligible inventory and accounts receivable. The available borrowing capacity as of May 31, 2021 was $12,467.
The Monroe Revolving Credit Facility contains customary representations and warranties, affirmative and negative covenants, including a financial covenant requiring certain minimum availability, and events of default. As of May 31, 2021, the outstanding balance under the facility was $663. As of August 31, 2020, there was no balance outstanding under the facility.

The Company incurred closing costs associated with the Monroe Revolving Credit Facility in the amount of $2,672, which were deferred and amortized over the 5-year term of the Monroe Revolving Credit Facility on a straight-line basis. As of May 31, 2021 and August 31, 2020, unamortized debt issuance costs of $1,699 and $2,057, respectively, are included in “Other assets.” Interest expense and amortization of debt discount, associated with the Monroe Revolving Credit Facility during the three months ended May 31, 2021 and May 31, 2020 amounted to $166 and $227, respectively. Interest expense and amortization of debt discount, associated with the Monroe Revolving Credit Facility during the nine months ended May 31, 2021 and May 31, 2020 amounted to $755 and $989, respectively.
Monroe Warrants
Also on August 21, 2019, in connection with, and as a condition to the consummation of, the Monroe Revolving Credit Facility, the Company entered into a subscription agreement with certain entities affiliated with Monroe (collectively, the “Subscribers”), pursuant to which the Company issued to the Subscribers warrants (the “Monroe Warrants”) to purchase up to an aggregate of 500 shares of the Company common stock, at an exercise price of $4.25 per share, which represented the arithmetic average of the closing price of the Company's common stock for the 10 consecutive trading days prior to the date of issuance (subject to customary adjustment upon subdivision or combination of the Company's common stock). The Monroe Warrants are immediately exercisable and may be exercised at any time, and from time to time, on or before the fifth anniversary of the date of issuance. The Monroe Warrants include a “blocker” provision that, subject to certain exceptions described in the Monroe Warrants, prevents the Subscribers from exercising the Monroe Warrants to the extent such exercise would result in a Subscriber together with certain affiliates owning in excess of 4.99% of the Company's common stock outstanding immediately after giving effect to such exercise. The Monroe Warrants were classified as equity.
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
On November 10, 2020, the Company entered into a Fourth Exchange Agreement (the “Fourth Exchange Agreement”) with the Investor in order to (x) amend and waive certain provisions of the Securities Purchase Agreement, as amended, and the Third Amended Senior Note, and (y) exchange the Third Amended Senior Note without any cash consideration for (i) a new senior note in the aggregate principal amount of $19.0 million (the “Fourth Amended Senior Note”) and (ii) 4,687,500 shares of the Company's common stock (the “Fourth Exchange Shares”). The exchange of principal and Fourth Exchange Shares was accounted for as an extinguishment of debt, and a loss on extinguishment of $0.9 million was recorded in the statement of operations for the nine months ended May 31, 2021.
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
On January 24, 2021, we entered into a Fifth Exchange Agreement (the “Fifth Exchange Agreement”) with the Investor in order to (x) amend and waive certain provisions of the Securities Purchase Agreement, as amended, and the Fourth Amended Senior Note, and (y) exchange the Fourth Amended Senior Note without any cash consideration for (i) a new senior note in the aggregate principal amount of $17.0 million (the “Fifth Amended Senior Note”) and (ii) 1,481,482 shares of our common stock (the “Fifth Exchange Shares”). The Fifth Amended Senior Note was scheduled to mature on April 29, 2021, subject to the Investor’s right to extend such maturity date. Upon maturity, the Company would have been required to pay the Investor an amount in cash representing the aggregate outstanding principal, plus any accrued and unpaid interest and accrued and unpaid late charges. Similar to the terms of the Original Note, the First Amended Senior Note, the Second Amended Senior Note, the Third Amended Senior Note and the Fourth Amended Senior Note, the Fifth Amended Senior Note did not bear interest except upon the occurrence (and during the continuance) of an event of default, in which case the Fifth Amended Senior Note would bear interest at the Default Rate. The exchange of principal and Fifth Exchange Shares was accounted for as an extinguishment of debt, and a loss on extinguishment of approximately $0.4 million was recorded in the statement of operations for the nine months ended May 31, 2021.

On March 24, 2021, the Company paid in aggregate $17 million to retire the full principal balance and $0.8 million debt issuance cost was recorded to interest expense under the Fifth Amended Senior Note (see Note 13 below).
PPP Loan
On April 30, 2020, the Company qualified for and received a loan pursuant to the Paycheck Protection Program, a program implemented by the U.S. Small Business Administration ("SBA") under the Coronavirus Aid, Relief, and Economic Security Act from a qualified lender, for an aggregate principal amount of approximately $1.9 million (the “PPP Loan”). The PPP Loan was unsecured and guaranteed by the U.S. Small Business Administration, bore interest at a fixed rate of 1.0% per annum, and had a maturity of two years with the first six months of interest, principal and fees deferred. The principal and interest of the PPP Loan was eligible for forgiveness under the Paycheck Protection Program to the extent that the PPP Loan proceeds were used to pay expenses permitted by the Paycheck Protection Program, including eligible payroll costs, covered rent, business mortgage interest, and covered utility payments incurred by the Company during the elected 24 week covered period after loan disbursement. The Company applied and received forgiveness for the PPP Loan on February 9, 2021, with respect to these covered expenses. During the three months ended February 28, 2021 the Company recorded a gain of $1.9 million to other income related to the PPP loan being forgiven by the SBA. As of May 31, 2021, the Company no longer has the PPP Loan recorded as a note payable on its balance sheet. As of August 31, 2020, the PPP Loan amounted to $1.9 million, and was included within the current portion of notes payable on the accompanying balance sheet.
NOTE 9 – WARRANT LIABILITY

In addition to the Monroe Warrants described above, in June 2018, the Company issued warrants to purchase 3,750 shares of its common stock exercisable at a price per share of $5.28 (the “2018 Warrants”) to investors in a registered direct offering. The 2018 Warrants have a term of five years from the date of issuance. Pursuant to ASC Topic 815, the initial fair value of the 2018 Warrants of $15,350 was recorded as a warrant liability on the issuance date. The estimated fair values of the 2018 Warrants was computed at issuance using a Black-Scholes option pricing model.
The estimated fair value of the outstanding liabilities associated with the 2018 Warrants was $661 and $365 as of May 31, 2021 and August 31, 2020, respectively.
Increases or decreases in the fair value of the Company's liability associated with the 2018 Warrants are included as a component of “Other expense” in the accompanying condensed consolidated statements of operations for the respective period. The changes to the liability associated with the 2018 Warrants resulted in an decrease of $821 in liability and a corresponding gain for the three months and an increase of $295 in liability and a corresponding loss for the nine months ended May 31, 2021. The changes to the liability associated with the 2018 Warrants resulted in an increase of $1,160 in liability and a corresponding loss for the three months and a decrease of $3,435 in liability and a corresponding gain for the nine months ended May 31, 2020.
The estimated fair value of the 2018 Warrants was computed as of May 31, 2021 using the Black Scholes model with the following assumptions: stock price of $0.96, volatility of 104.4%, risk-free rate of 0.22%, annual dividend yield of 0% and expected life of 2.3 years.
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
The Company accounts for its investment in Smoke Cartel, Inc. (“Smoke Cartel”) at fair value. On September 21, 2018, Smoke Cartel and the Company entered into an agreement to sell Rowl-Uh-Bowl (the “RUB”) web domain and inventory related to this product line and in exchange, received 1,410 shares of Smoke Cartel common stock. The fair value of the Company’s investment as of August 31, 2020 and May 31, 2021 was based upon the closing price of Smoke Cartel's common stock on each respective date. The investment was classified as a Level 2 financial instrument.
The Company accounts for its investment in XS Financial at fair value. The fair value of the Company’s investment at August 31, 2020 and May 31, 2021 was based upon the closing price of XS Financial common stock on each respective date. The investment was classified as a Level 2 financial instrument.

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
The following table details the fair value measurement within the fair value hierarchy of the Company’s financial instruments, which includes the Level 2 assets and the Level 3 liabilities:

	Fair Value at May 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Equity investment	$3,784	$—	$3,784	$—

Liabilities:
Warrant liability	$661	$—	$—	$661

	Fair Value at August 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Equity investment	$2,157	$—	$2,157	$—

Liabilities:
Warrant liability	$365	$—	$—	$365

The following table reflects adjustments to the estimated fair value of the Company’s warrant liability with respect to the 2018 Warrants measured using Level 3 inputs:

Warrant Liability
As of August 31, 2020	$365
Adjustments to estimated fair value	183
As of November 30, 2020	$548
Adjustments to estimated fair value	933
As of February 28, 2021	1,481
Adjustments to estimated fair value	(820)
As of May 31, 2021	$661

NOTE 11 – COMMITMENTS AND CONTINGENCIES
Other Commitments
In the ordinary course of business, the Company may enter into contractual purchase obligations and other agreements that are legally binding and specify certain minimum payment terms. The Company had no such agreements as of May 31, 2021.
Litigation
The Company may be subject to legal proceedings and claims that arise in the ordinary course of its business.
During fiscal 2019, lawsuits were filed in California federal and state court by various purported stockholders against, the Company, certain of the current members of the Company’s Board of Directors, and certain of the Company’s current and former officers, alleging, among other things, certain federal securities law violations and/or related breaches of fiduciary duties in connection with the Company’s April 2019 restatement of certain prior period financial statements. In general, the lawsuits assert the same or similar allegations, including that the defendants artificially inflated the Company’s securities prices by knowingly making materially false and misleading statements and omissions to the investing public about the Company’s financial statements, business, operations, management, and internal controls. During fiscal 2021, a separate lawsuit was filed in California federal court by a purported stockholder against the current members of the Company's Board of Directors. These lawsuits are described below.
May v. KushCo Holdings, Inc., et al. Filed April 30, 2019. Case No. 8:19-cv-00798-JLS-KES, U.S. District Court for the Central District of California. This putative stockholder class action against the Company and certain of its current and former officers alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and sought unspecified compensatory damages and other relief on behalf of a class of purchasers of the Company’s securities between July 13, 2017 and April 9, 2019, inclusive. In September 2019, the Court appointed co-lead plaintiffs and co-lead counsel for the plaintiffs. The lead plaintiffs’ amended complaint was filed in November 2019. In February 2020, the Company moved to dismiss the amended complaint. In September 2020, the Court granted the motion to dismiss with leave to amend. On November 2, 2020, after the lead plaintiffs failed to file an amended complaint, the Court entered judgment in favor of the defendants, dismissing the action with prejudice. On December 2, 2020, the lead plaintiffs filed a notice of appeal of the judgment to the U.S. Court of Appeals for the Ninth Circuit. On February 18, 2021, after the lead plaintiff voluntarily dismissed his appeal, the action was dismissed in its entirety with prejudice.

Salsberg v. Kovacevich, et al. Filed May 24, 2019. Case No. 8:19-cv-00998-JLS-KES, U.S. District Court for the Central District of California and Neysmith v. Baum, et al. Filed May 31, 2019. Case No. 8:19-cv-01070-JLS-KES, U.S. District Court for the Central District of California. This purported stockholder derivative action against certain current and former directors and officers of the Company alleges, among other things, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The Company is named as a nominal defendant and the plaintiffs seek, among other things, corporate governance reforms, and disgorgement of profits, benefits, and compensation obtained by the defendants from the alleged conduct, to be paid to the Company. In September 2019, the Court consolidated these cases. In December 2019, the Court ordered the action stayed pursuant to a stipulation of the parties, which stay expired in December 2020. In May 2021, the Court again ordered the action stayed, this time until the earlier of the closing of the Mergers or September 30, 2021.

Savage v. Kovacevich, et al. Filed June 14, 2019. Case No. 30-2019-01077191-CU-MC-NJC, Superior Court of California, County of Orange. This purported stockholder derivative action against certain current and former directors and officers of the Company alleges, among other things, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The Company is named as a nominal defendant and the plaintiff seeks, among other things, corporate governance reforms, and unspecified damages and restitution from the defendants, to be paid to the Company. In August 2019, the Court ordered the action stayed pursuant to a stipulation of the parties, which stay expired in December 2020. On June 1, 2021, the Court ordered the action stayed until the earlier of the closing of the Mergers or September 30, 2021.

Bruno, et al. v. Kovacevich, et al. Filed September 26, 2019. Case No. A-19-802660-C, Eighth Judicial District Court of the State of Nevada and Majchrzak v. Kovacevich, et al. Filed October 2, 2019. Case No. A-19-902945-B, First Judicial District Court of the State of Nevada. These purported stockholder derivative actions against certain current and former directors and officers allege, among other things, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The Company is named as a nominal defendant in each action and the plaintiffs seek, among other things, equitable relief and unspecified damages from the defendants, to be paid to the Company. In August 2020 and September 2020, the Court ordered the Majchrzak action and the Bruno action, respectively, stayed, which stays expired in December 2020. In May 2021, the stay of the Bruno action was continued until August 18, 2021 and the stay of the Majchrzak action was continued indefinitely.

Choate v. Kovacevich, et al. Filed October 1, 2020, Case No. 8:20-cv-01904-JLS-KES, U.S. District Court for the Central District of California. This purported stockholder derivative action against the Company’s current directors alleged, among other things, breach of fiduciary duty with respect to the administration of the Company’s 2016 Stock Incentive Plan. The Company was named as a nominal defendant. The plaintiff sought declaratory relief and, from the director defendants, unspecified compensatory damages to be paid to the Company and other relief. On February 26, 2021, the plaintiff filed a first amended complaint. On April 2, 2021, the Company and the director defendants moved to dismiss the first amended complaint. On May 7, 2021, the parties filed a joint stipulation to dismiss the action without prejudice and the Court dismissed this case.

As of May 31, 2021, the Company cannot predict the ultimate outcome of the matters described above that are still pending, and the Company cannot reasonably estimate the potential loss or range of loss that may incur.

NOTE 12 – 2020 PLAN & RESTRUCTURING CHARGES
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
In the three months and nine months ended May 31, 2021, the Company recorded $0.3 million and $0.6 million in restructuring costs. The Company has incurred $8.9 million in total restructuring charges as of May 31, 2021, and expects to incur an additional $0.6 million in restructuring charges under the 2020 Plan, which represents the Company’s best estimate as of May 31, 2021. The 2020 Plan is expected to be completed by the end of fiscal 2021. The recognition of restructuring charges requires that the Company make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned reductions of workforce and facility, ROU and asset impairment costs. At the end of each reporting period, the Company will evaluate the remaining accrued balance to ensure that no excess accruals are retained, and the utilization of the provisions are for their intended purpose in accordance with developed plans. The following table reflects the movement of activity of the restructuring reserve for the nine months ended May 31, 2021:

	Severance related costs	Facility, ROU and asset impairment	Facility Exit Cost	Total
Balance at September 1, 2020	$—	$—	$—	$—
Provisions/Additions	149	59	360	568
Utilized/Paid	(149)	(59)	(360)	(568)
Balance at May 31, 2021	$—	$—	$—	$—
Expenses incurred under the 2020 Plan during the nine months ended May 31, 2021 are included within “Restructuring costs” in the condensed consolidated statement of operations.
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
•the impact of the ongoing COVID-19 pandemic (including emerging variants) on our operations, the operations of our customers and suppliers, and general economic conditions;
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
Merger with Greenlane Holdings, Inc.
On March 31, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Greenlane Holdings, Inc. (“Greenlane”), Merger Sub Gotham 1, LLC, a wholly-owned subsidiary of Greenlane (“Merger Sub 1”), and Merger Sub Gotham 2, LLC, a wholly-owned subsidiary of Greenlane (“Merger Sub 2”). Pursuant to the terms of the Merger Agreement, subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, (i) Merger Sub 1 will be merged with and into the Company, with the Company as the surviving corporation and a wholly-owned subsidiary of Greenlane (“Initial Surviving Corporation”) (“Merger 1”); and (ii) the Initial Surviving Corporation will then be merged with and into Merger Sub 2 with Merger Sub 2 as the surviving limited liability company and a wholly-owned subsidiary of Greenlane (“Merger 2,” and together with Merger 1, the “Mergers”).
Under the terms of the Merger Agreement, our stockholders will receive approximately 0.2546 shares of Greenlane’s Class A common stock, par value $0.01 per share (the “Class A common stock”) for each share of the Company common stock (the “Base Exchange Ratio”), subject to adjustment as described in the Merger Agreement (the Base Exchange Ratio, as adjusted, the “Exchange Ratio”). The Base Exchange Ratio is expected to result in our stockholders owning approximately 49.9% of the Class A common stock and existing stockholders of Greenlane owning approximately 50.1% of the Class A common stock. Immediately prior to the effective time of Merger 1, each Company stock option (whether or not vested or exercisable) will be converted into an option to purchase, on the same terms and conditions that apply to such option, that number of shares of the Class A common stock of Greenlane multiplied by the Exchange Ratio at an exercise price determined by dividing the per share exercise price of the option immediately prior to Merger 1 by the Exchange Ratio. Immediately prior to Merger 1, each

Company restricted stock unit will vest in full and be settled and treated as a share of Company common stock in Merger 1. The closing of the Mergers is subject to customary closing conditions.

Additional information about the Merger Agreement and the Mergers can be found in our Current Report on Form 8-K filed with the SEC on April 1, 2021 and our definitive joint proxy statement filed with the SEC on July 2, 2021. The Mergers are subject to certain risks and uncertainties, and there can be no assurance that we will be able to complete the Mergers on the expected timeline or at all.
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
COVID-19 has materially impacted our markets and sources of revenues, especially in the three and nine months ended May 31, 2020, including without limitation, as a result of the following:
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

While the U.S. has recently seen a significant decline in new cases and states are loosening their shutdown and social distancing protocols, resulting in a wide reopening of adult recreational use and medical stores as well as retail stores that sell CBD, COVID-19 continues to affect the Company's sources of revenue in Canada, particularly in provinces such as Ontario that were still under lockdown until recently.

We continue to be impacted by business and supply chain interruptions resulting from the COVID-19 pandemic. The COVID-19 pandemic has also resulted in increased air freight costs incurred by us, which we are passing on to our customers via a surcharge, as well as general difficulties in securing space on incoming freight from international vendors in order to make room for essential items.
We continue to experience unexpected and uncontrollable delays with our international supply shipments due to a significant increase in shipments to U.S. ports, less cargo being shipped by air, and a general shortage of containers. While these delays have moderately improved in recent months, we, along with many other importers of goods across all industries, continue to experience severe congestion and extensive wait times for carriers at ports across the United States. In addition, restrictions imposed by local, state and federal agencies due to the COVID-19 pandemic has led to reduced personnel of importers, government staff and others in our supply chain. We have been working diligently with our network of freight partners and suppliers to expedite delivery dates and provide solutions to reduce further impact and delays. However, we are unable to determine the full impact of these delays as they are out of our control.
We have also experienced, and could continue to experience, delays in orders from vendors, particularly in countries where the pandemic has had a significant impact, such as in China.
While the Company is continuing to navigate the financial, operational, and personnel challenges presented by the COVID-19 pandemic, the full extent of the impact of COVID-19 on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic, the potential uncertainty related to and proliferation of new strains, and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which are uncertain, out of our control and cannot be predicted at this time.
Results of Operations – Comparison of Three Months Ended May 31, 2021 and May 31, 2020

Revenue

	For the three months ended
(in thousands, except percentages)	May 31, 2021	May 31, 2020	Variance	Percent Change
Net revenue	$28,319	$22,264	$6,055	27.2%

For the three months ended May 31, 2021, our revenue increased to $28.3 million compared to $22.3 million for the three months ended May 31, 2020, which represents an increase of $6.1 million, or 27.2%. The increase was primarily attributable to an increase in sales to our existing MSO and LP customers and securing new MSO customers, as part of our continued strategy to align with the industry's leading operators as reflected in our 2020 Plan. The increase was also due to a COVID-19-driven slowdown impacting revenue for the three months ended May 31, 2020.

Cost of Goods Sold, Gross Profit and Gross Profit Percentage

	For the three months ended
(in thousands, except percentages)	May 31, 2021	May 31, 2020	Variance	Percent Change
Cost of goods sold	$23,950	$19,892	$4,058	20.4%
Gross profit	4,369	2,372	1,997	84.2%
Gross profit percentage (gross profit as a percent of revenue)	15.4%	10.7%	4.9%

Gross profit for the three months ended May 31, 2021 was $4.4 million, or 15.4% of revenue, compared to gross profit of $2.4 million, or 10.7% of revenue, for the three months ended May 31, 2020. The increase in gross profit percentage was due primarily to excess and obsolete (E&O) inventory charges of $2.1 million and prepaid inventory write-offs of $1.0 million for the three months ended May 31, 2020, resulting from the introduction of our 2020 Plan. The increase was partially offset by a decrease in direct material margins, driven in part by tariff pressures.

Operating Expenses

	For the three months ended
(in thousands, except percentages)	May 31, 2021	May 31, 2020	Variance	Percent Change
Selling, general and administrative	$9,099	$12,719	$(3,620)	(28.5)%
Restructuring costs	$274	$952	$(678)	(71.2)%

Our operating expenses for the three months ended May 31, 2021 decreased to $9.4 million, or 33.1% of total revenue, from $13.7 million, or 61.4% of total revenue, for the three months ended May 31, 2020. The decrease in selling, general and administrative expense was primarily due to decreases in bad debt of $1.3 million, stock compensation of $1.2 million, outside services and consulting expenses of $0.7 million, and compensation and benefits of $0.3 million. The three months ended May 31, 2021 also included a decrease of $0.7 million in restructuring charges and $0.6 million in depreciation and amortization expenses due to the disposal of fixed assets and facilities closures performed in the three months ended May 31, 2020.

Loss from Operations

	For the three months ended
(in thousands, except percentages)	May 31, 2021	May 31, 2020	Variance	Percent Change
Loss from operations	$(5,004)	$(11,299)	$6,295	(55.7)%

Loss from operations for the three months ended May 31, 2021 was $5.0 million compared to $11.3 million for the three months ended May 31, 2020. The decrease was primarily attributable to higher sales, improvements in bad debt, lower stock compensation, more stringent expense controls, and reduced restructuring charges. The decrease was also due to prepaid inventory write-offs of $1.0 million and excess and obsolete (E&O) inventory charges of $2.1 million for the three months ended May 31, 2020, which were related to the introduction of the 2020 Plan.

Total Other Expense, net

	For the three months ended
(in thousands, except percentages)	May 31, 2021	May 31, 2020	Variance	Percent Change
Total other expense, net	$(2,817)	$(2,188)	$(629)	(28.7)%

Total other expense, net was $2.8 million for the three months ended May 31, 2021 compared to $2.2 million for the three months ended May 31, 2020. The $0.6 million increase was attributable primarily to a $1.6 million increase in expenses associated with the pending Mergers, as well as a $0.7 million reduction in the fair value of equity investments. These increases were partially offset by a $2.0 million decrease in the fair value of warrant liability.

Net Loss

	For the three months ended
(in thousands, except percentages)	May 31, 2021	May 31, 2020	Variance	Percent Change
Net Loss	$(7,977)	$(13,487)	$5,510	40.9%

Net loss for the three months ended May 31, 2021 was $8.0 million compared to $13.5 million for the three months ended May 31, 2020. The decrease in net loss was primarily attributable to an increase in sales and to our continued commitment to executing our 2020 Plan.
Results of Operations – Comparison of Nine Months Ended May 31, 2021 and May 31, 2020

Revenue

	For the nine months ended
(in thousands, except percentages)	May 31, 2021	May 31, 2020	Variance	Percent Change
Net revenue	$87,964	$87,369	$595	0.7%
For the nine months ended May 31, 2021, our revenue increased slightly by $595 thousand, or 0.7%, to $88.0 million compared to $87.4 million for the nine months ended May 31, 2020.

Cost of Goods Sold, Gross Profit and Gross Profit Percentage

	For the nine months ended
(in thousands, except percentages)	May 31, 2021	May 31, 2020	Variance	Percent Change
Cost of goods sold	71,415	86,634	$(15,219)	(17.6)%
Gross profit	16,549	735	$15,814	(2151.6)%
Gross profit percentage (gross profit as a percent of revenue)	18.8%	0.8%	18.0%

Gross profit for the nine months ended May 31, 2021 was $16.5 million, or 18.8% of revenue, compared to gross profit of $0.7 million, or 0.8% of revenue, for the nine months ended May 31, 2020. The increase in gross profit percentage was due primarily to excess and obsolete (E&O) inventory charges of $14.6 million and prepaid inventory write-offs of $2.2 million for the nine months ended May 31, 2020, resulting from the introduction of our 2020 Plan.

Operating Expenses

	For the nine months ended
(in thousands, except percentages)	May 31, 2021	May 31, 2020	Variance	Percent Change
Selling, general and administrative	28,853	60,977	$(32,124)	(52.7)%
Restructuring costs	568	8,253	$(7,685)	(93.1)%

Our operating expenses for the nine months ended May 31, 2021 decreased to $29.4 million, or 33.4% of total revenue, from $69.2 million, or 79.2% of total revenue, for the nine months ended May 31, 2020. The reduction in selling, general and administrative expense was primarily due to decreases in bad debt of $11.3 million, compensation and benefits of $6.8 million, stock compensation of $4.8 million, consulting fees of $4.0 million, travel expenses of $1.0 million, and facilities costs of $0.8 million. The nine months ended May 31, 2021 also included a decrease of $7.7 million in restructuring charges and $1.2 million in depreciation and amortization expenses related to the disposal of fixed assets and facilities closures performed in the three months ended May 31, 2020.

Loss from Operations

	For the nine months ended
(in thousands, except percentages)	May 31, 2021	May 31, 2020	Variance	Percent Change
Loss from operations	(12,872)	(68,495)	$55,623	81.2%

Loss from operations for the nine months ended May 31, 2021 was $12.9 million compared to $68.5 million for the nine months ended May 31, 2020. The decrease was primarily attributable to improvements in bad debt, higher gross margin, reduced overhead, more stringent expense controls, and consolidated warehouses leading to reduced rent expenses and warehouse transfers in accordance with our 2020 Plan.

Total Other Expense, net

	For the nine months ended
(in thousands, except percentages)	May 31, 2021	May 31, 2020	Variance	Percent Change
Total other expense, net	(4,442)	(1,873)	$(2,569)	137.2%

Total other expense, net for the nine months ended May 31, 2021 was an expense of $4.4 million compared to $1.9 million for the nine months ended May 31, 2020. The $2.6 million increase was primarily attributable to a $3.7 million increase in the change in fair value of warrant liability, a $1.6 million increase in expenses associated with the pending Mergers, and a $1.3 million increase in the loss of extinguishment of debt. This increase was partially offset by a $2.7 million change in fair value of equity investment, as well as a $1.9 million increase in other income related to the forgiveness of the Company's PPP loan.

Net Loss

	For the nine months ended
(in thousands, except percentages)	May 31, 2021	May 31, 2020	Variance	Percent Change
Net Loss	$(17,470)	$(70,368)	$52,898	75.2%

Net loss for the nine months ended May 31, 2021 was $17.5 million compared to $70.4 million for the nine months ended May 31, 2020. The decrease in net loss was primarily attributable to our continued commitment to executing our 2020 Plan.

Liquidity and Capital Resources

(in thousands, except percentages)	May 31, 2021	August 31, 2020
Cash and cash equivalents	$1,102	$10,476
Accounts receivable, net	$7,398	$9,427
Total current assets	$76,209	$57,006
Total current liabilities	$22,686	$36,357
Working capital surplus	$53,523	$20,649
At May 31, 2021, we had cash of $1.1 million, and a working capital surplus of $53.5 million.
We believe that our level of liquidity sources, which includes available borrowing under our revolving credit facility, cash on hand, and funds provided by operations, together with cost savings attributable to our 2020 Plan will be adequate to fund our expenditures and working capital requirements for the next 12 months from the date the consolidated financial statements were available to be issued.
Sources and Uses of Cash

	For the nine months ended
(in thousands, except percentages)	May 31, 2021	May 31, 2020
Cash provided by (used in):
Operating activities	$(29,130)	$(20,198)
Investing activities	$(1,192)	$(4,317)
Financing activities	$20,948	$31,659
Cash Flows from Operating Activities
Net cash used in operating activities for the nine months ended May 31, 2021 was $29.1 million compared to $20.2 million for the nine months ended May 31, 2020. The change was primarily attributable to our purchase of higher levels of inventory to support anticipated sales and avoid supply disruption due to the Chinese New Year holiday and freight delays related to COVID-19.
Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended May 31, 2021 was $1.2 million compared to $4.3 million for the nine months ended May 31, 2020. The decrease was primarily due to lower levels of equipment purchases, technology investments and leasehold improvements during the current fiscal period.
Cash Flows from Financing Activities
Net cash provided by financing activities for the nine months ended May 31, 2021 was $20.9 million compared to $31.7 million for the nine months ended May 31, 2020. The decrease was primarily attributable to the net proceeds from our Monroe Revolving Credit Facility (described below) of $0.9 million compared to the prior period's net repayment on the line of credit of $12.3 million, and repayment of notes payable of $17 million for the nine months ended May 31, 2021. The decrease was partially offset by a $4.8 million reduction in proceeds from the issuance of common stock. Accordingly, cash proceeds from the issuance of common stock during the nine months ended May 31, 2021 was $37.3 million compared to $42.1 million for the nine months ended May 31, 2020.

February 2021 Registered Direct Offering
On February 24, 2021, we sold an aggregate of 24,242,424 shares of our common stock and warrants to purchase 9,696,969 shares of common stock (each a “February 2021 Warrant” and collectively, the “February 2021 Warrants”), in a registered direct offering (the “February 2021 Offering”) to certain accredited investors. The common stock and February 2021 Warrants were sold in units (the “Units”), with each unit consisting of one share of common stock and a February 2021 Warrant to purchase 0.4 of a share of common stock. The Units were offered by us pursuant to our shelf registration statement on Form S-3 (File No. 333-231019) filed with the SEC on April 25, 2019 and declared effective on May 6, 2019 and a prospectus supplement thereunder, dated February 22, 2021 and filed with the SEC on February 24, 2021. Subject to certain ownership limitations, the February 2021 Warrants were immediately exercisable at an exercise price equal to $2.00 per share of common stock. The February 2021 Warrants are exercisable for five years from the date of issuance.

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
Short-term Debt
On January 24, 2021, we entered into a Fifth Exchange Agreement with HB Sub Fund in order to (x) amend and waive certain provisions of the Securities Purchase Agreement, dated April 29, 2019, with HB Sub Fund, as amended, and that certain Senior Note issued to HB Sub Fund in the principal amount of $19 million, on November 10, 2020 (the “Fourth Amended Senior Note”), and (y) exchange the Fourth Amended Senior Note without any cash consideration for (i) a new senior note in the aggregate principal amount of $17.0 million (the “Fifth Amended Senior Note”) and (ii) 1,481,482 shares of our common stock.

On March 24, 2021, we retired the Fifth Amended Senior Note with proceeds from our February 2021 Offering, paying in aggregate $17.0 million to retire the full principal balance and accrued interest under the note.
PPP Loan
On April 30, 2020, we qualified for and received a loan pursuant to the Paycheck Protection Program, a program implemented by the U.S. Small Business Administration ("SBA") under the Coronavirus Aid, Relief, and Economic Security Act from a qualified lender, for an aggregate principal amount of approximately $1.9 million (the “PPP Loan”). The PPP Loan was unsecured and guaranteed by the U.S. Small Business Administration, bore interest at a fixed rate of 1.0% per annum, and had a maturity of two years with the first six months of interest, principal and fees deferred. The principal and interest of the PPP Loan was eligible for forgiveness under the Paycheck Protection Program to the extent that the PPP Loan proceeds were used to pay expenses permitted by the Paycheck Protection Program, including eligible payroll costs, covered rent, business mortgage interest, and covered utility payments incurred by us during the elected 24 week covered period after loan disbursement. We applied and received forgiveness for the PPP Loan on February 9, 2021, with respect to these covered expenses. During the three months ended February 28, 2021 we recorded a gain of $1.9 million to other income related to the PPP loan being forgiven by the SBA. As of May 31, 2021, we no longer have the PPP Loan recorded as a note payable on our balance sheet. As of August 31, 2020, the PPP Loan amounted to $1.9 million, and was included within the current portion of notes payable on the accompanying balance sheet.
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
Item 4.  Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (who is also the Company’s chairman, secretary and principal executive officer), and our chief financial officer (who is also the Company’s principal financial and accounting officer) to allow for timely decisions regarding required disclosure. Thus, in accordance with Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of May 31, 2021, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, as disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020, and our failure to timely file two Current Reports on Form 8-K as described in the Amendment No. 1 to the Quarterly Report on Form 10-Q/A filed on January 11, 2021 and Amendment No. 1 to the Annual Report on Form 10-K/A filed on January 11, 2021, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
During fiscal 2019, lawsuits were filed in California federal and state court by various purported stockholders against, the Company, certain of the current members of the Company’s Board of Directors, and certain of the Company’s current and former officers, alleging, among other things, certain federal securities law violations and/or related breaches of fiduciary duties in connection with the Company’s April 2019 restatement of certain prior period financial statements. In general, the lawsuits assert the same or similar allegations, including that the defendants artificially inflated the Company’s securities prices by knowingly making materially false and misleading statements and omissions to the investing public about the Company’s financial statements, business, operations, management, and internal controls. During fiscal 2021, a separate lawsuit was filed in California federal court by a purported stockholder against the current members of the Company's Board of Directors. These lawsuits are described below.
May v. KushCo Holdings, Inc., et al. Filed April 30, 2019. Case No. 8:19-cv-00798-JLS-KES, U.S. District Court for the Central District of California. This putative stockholder class action against the Company and certain of its current and former officers alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and sought unspecified compensatory damages and other relief on behalf of a class of purchasers of the Company’s securities between July 13, 2017 and April 9, 2019, inclusive. In September 2019, the Court appointed co-lead plaintiffs and co-lead counsel for the plaintiffs. The lead plaintiffs’ amended complaint was filed in November 2019. In February 2020, the Company moved to dismiss the amended complaint. In September 2020, the Court granted the motion to dismiss with leave to amend. On November 2, 2020, after the lead plaintiffs failed to file an amended complaint, the Court entered judgment in favor of the defendants, dismissing the action with prejudice. On December 2, 2020, the lead plaintiffs filed a notice of appeal of the judgment to the U.S. Court of Appeals for the Ninth Circuit. On February 18, 2021, after the lead plaintiff voluntarily dismissed his appeal, the action was dismissed in its entirety with prejudice.

Salsberg v. Kovacevich, et al. Filed May 24, 2019. Case No. 8:19-cv-00998-JLS-KES, U.S. District Court for the Central District of California and Neysmith v. Baum, et al. Filed May 31, 2019. Case No. 8:19-cv-01070-JLS-KES, U.S. District Court for the Central District of California. This purported stockholder derivative action against certain current and former directors and officers of the Company alleges, among other things, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The Company is named as a nominal defendant and the plaintiffs seek, among other things, corporate governance reforms, and disgorgement of profits, benefits, and compensation obtained by the defendants from the alleged conduct, to be paid to the Company. In September 2019, the Court consolidated these cases. In December 2019, the Court ordered the action stayed pursuant to a stipulation of the parties, which stay expired in December 2020. In May 2021, the Court again ordered the action stayed, this time until the earlier of the closing of the Mergers or September 30, 2021.

Savage v. Kovacevich, et al. Filed June 14, 2019. Case No. 30-2019-01077191-CU-MC-NJC, Superior Court of California, County of Orange. This purported stockholder derivative action against certain current and former directors and officers of the Company alleges, among other things, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The Company is named as a nominal defendant and the plaintiff seeks, among other things, corporate governance reforms, and unspecified damages and restitution from the defendants, to be paid to the Company. In August 2019, the Court ordered the action stayed pursuant to a stipulation of the parties, which stay expired in December 2020. On June 1, 2021, the Court ordered the action stayed until the earlier of the closing of the Mergers or September 30, 2021.

Bruno, et al. v. Kovacevich, et al. Filed September 26, 2019. Case No. A-19-802660-C, Eighth Judicial District Court of the State of Nevada and Majchrzak v. Kovacevich, et al. Filed October 2, 2019. Case No. A-19-902945-B, First Judicial District Court of the State of Nevada. These purported stockholder derivative actions against certain current and former directors and officers allege, among other things, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The Company is named as a nominal defendant in each action and the plaintiffs seek, among other things, equitable relief and unspecified damages from the defendants, to be paid to the Company. In August 2020 and September 2020, the Court ordered the Majchrzak action and the Bruno action, respectively, stayed, which stays expired in December 2020. In May 2021, the stay of the Bruno action was continued until August 18, 2021 and the stay of the Majchrzak action was continued indefinitely.

Choate v. Kovacevich, et al. Filed October 1, 2020, Case No. 8:20-cv-01904-JLS-KES, U.S. District Court for the Central District of California. This purported stockholder derivative action against the Company’s current directors alleged, among other things, breach of fiduciary duty with respect to the administration of the Company’s 2016 Stock Incentive Plan. The Company was named as a nominal defendant. The plaintiff sought declaratory relief and, from the director defendants, unspecified compensatory damages to be paid to the Company and other relief. On February 26, 2021, the plaintiff filed a first amended complaint. On April 2, 2021, the Company and the director defendants moved to dismiss the first amended complaint. On May 7, 2021, the parties filed a joint stipulation to dismiss the action without prejudice and the Court closed the case.

As of May 31, 2021, the Company cannot predict the ultimate outcome of the matters described above that are still pending, and we cannot reasonably estimate the potential loss or range of loss that we may incur.
Item 1A. Risk Factors.
In addition to the other information disclosed elsewhere in this Quarterly Report on Form 10-Q, we have identified the following additional risks and uncertainties that may have a material adverse effect on our business prospects, financial condition or results of operations. Investors should carefully consider the risks described below, as well as the other risks that were discussed in Item 1A of Part I of Amendment No. 1 of our Annual Report on Form 10-K for the fiscal year ended August

31, 2020, filed with the SEC on November 10, 2020 as amended on January 11, 2021. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Risk Factors Related to the Mergers

Failure to consummate the Mergers and the other transactions contemplated by the Merger Agreement as currently contemplated or at all could materially and adversely affect the price of our common stock and our future business and financial results.

The consummation of the Mergers and the other transactions contemplated by the Merger Agreement may be delayed, the Mergers and the other transactions contemplated by the Merger Agreement may be consummated on terms different than those contemplated by the Merger Agreement, or the Mergers and the other transactions contemplated by the Merger Agreement may not be consummated at all. Failure to consummate the Mergers and the other transactions contemplated by the Merger Agreement would prevent our stockholders from realizing the anticipated benefits of the Mergers and the other transactions contemplated by the Merger Agreement. In addition, the Exchange Ratio reflects a valuation of our company in excess of the price at which our common stock was trading prior to the public announcement of the parties’ entry into the Merger Agreement. The current market price of our common stock may reflect a market assumption that the Mergers will occur, and a failure to consummate the Mergers could result in a significant decline in the market price of our common stock and a negative perception of KushCo generally. Any delay in the consummation of the Mergers and the other transactions contemplated by the Merger Agreement or any uncertainty about the consummation of the Mergers and the other transactions contemplated by the Merger Agreement on terms different than those contemplated by the Merger Agreement or at all could also materially and adversely affect our stock price and future business and financial results.

If the Mergers do not occur and we are required to pay a termination fee to Greenlane, our financial condition and future business and operations could be materially and adversely affected.

If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we may be obligated to pay Greenlane a termination fee of $8,000,000. See “The Merger Agreement — Termination of the Merger Agreement” of our definitive proxy statement. If we are obligated to pay a termination fee to Greenlane pursuant to the Merger Agreement, our financial condition and future business and operations could be materially and adversely affected.

Failure to complete the Mergers and the other transactions contemplated by the Merger Agreement could materially and adversely affect our future business and financial results and our stock price.

If the Mergers and the other transactions contemplated by the Merger Agreement are not completed for any reason, the our ongoing businesses could be materially and adversely affected and we could be subject to a variety of risks associated with the failure to complete the Mergers and the other transactions contemplated by the Merger Agreement, including the following:

•We could be required, under certain circumstances specified in the Merger Agreement, to pay Greenlane a termination fee of $8,000,000;
•having to pay certain costs relating to the proposed Mergers, including, without limitation, the reasonable fees of lawyers, accountants, financial advisors and investment bankers, as well as filing, printing and mailing fees; and
•diversion of significant management focus and resources from operational matters and other strategic opportunities while working to implement the Mergers.

If the Mergers and the other transactions contemplated by the Merger Agreement are not completed, these risks could materially and adversely affect our business, financial results and stock price. See “The Merger Agreement — Termination of the Merger Agreement” in our definitive proxy statement for more information regarding the specific circumstances under which termination fees are payable.

The pendency of the transactions contemplated by the Merger Agreement could materially and adversely affect our business and operations.

Prior to the effective time of the Mergers, some of our customers or vendors may delay or defer decisions regarding whether to continue to do business with us, which could materially and adversely affect our revenues, earnings, cash flows and expenses, regardless of whether the Mergers are completed. In addition, the Merger Agreement restricts us from taking specified actions until the Mergers occur without the consent of Greenlane. These restrictions may, among other things, prevent us from pursuing attractive business opportunities that may arise prior to the consummation of the Mergers. See “The Merger Agreement — Covenants and Agreements” in our definitive proxy statement for a description of the restrictive covenants that apply to us.

The Merger Agreement limits Greenlane’s and KushCo’s ability to pursue alternatives to the Mergers.

The Merger Agreement contains provisions that make it more difficult for us to enter into alternative transactions. The Merger Agreement contains certain provisions that restrict our ability to solicit, initiate, seek, encourage or engage in discussions or negotiations regarding a proposal or inquiry that could reasonably be expected to lead to a proposal to acquire 20% of more of our assets or capital stock. Further, there are only limited exceptions to our agreement that our board of directors will not change its recommendation in favor of the adoption of the Merger Agreement. However, at any time prior to the receipt of the requisite approval from our stockholders, we receive an unsolicited written bona fide acquisition proposal that was not a violation of the Merger Agreement and our board of directors determines in good faith (after consultation with outside counsel and financial advisors and taking into account all adjustments to the terms of the Merger Agreement that may be offered by Greenlane, as specified in the Merger Agreement) that such acquisition proposal constitutes a Superior Proposal (as defined below in the Merger Agreement) and our board of directors has reasonably determined (after consultation with outside counsel) that the failure to make an adverse recommendation change (as defined below) would be inconsistent with the fiduciary duties owed by our board of directors to our stockholders under applicable law, the our board of directors may make an adverse recommendation change and terminate the Merger Agreement to enter into agreement relating to an alternative transaction. If we terminate the Merger Agreement in order to pursue an alternative transaction, we will be required to pay Greenlane a termination fee of $8,000,000.

While we believe these provisions are reasonable, customary and not preclusive of other offers, the provisions might discourage a third party that has an interest in acquiring all or a significant part of KushCo from considering or proposing an alternative transaction, even if a third party were prepared to pay consideration or issue equity having a higher value than that which is anticipated in connection with the Mergers or if such party were prepared to enter into an agreement that may be more favorable to us or our stockholders.

Additional Merger Information

In connection with the proposed Mergers, Greenlane filed with the SEC a registration statement on Form S-4 (File No. 333-256582) that includes a joint proxy statement of Greenlane and KushCo that also constitutes a prospectus of Greenlane. The registration statement was declared effective by the SEC on July 2, 2021. We filed the definitive joint proxy statement with the SEC on July 2, 2021 and it was mailed to our stockholders on or about July 6, 2021. BEFORE MAKING ANY VOTING DECISION, STOCKHOLDERS ARE URGED TO READ THE JOINT PROXY STATEMENT AND OTHER RELEVANT DOCUMENTS IN THEIR ENTIRETY AND ANY OTHER DOCUMENTS FILED WITH THE SEC IN CONNECTION WITH THE MERGERS OR INCORPORATED BY REFERENCE IN THE JOINT PROXY STATEMENT BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE MERGERS. The Company’s stockholders may obtain a free copy of the joint proxy statement and other relevant documents filed by the Company with the SEC at the SEC’s website at www.sec.gov. In addition, the Company’s stockholders may obtain a copy of the proxy statement and other relevant documents free of charge from the Company’s website at www.kushco.com.

The Company and its directors, executive officers and certain other members of management and employees of the Company may be deemed to be “participants” in the solicitation of proxies from the Company’s stockholders in connection with the Mergers. Information regarding the interests of the persons who may, under the rules of the SEC, be considered participants in the solicitation of the Company’s stockholders in connection with the Mergers, which may be different than those of the Company’s stockholders generally, are and will be set forth in the joint proxy statement and the other relevant documents to be filed with the SEC.

Information about our directors and executive officers is set forth in our proxy statement for the 2021 annual meeting of stockholders, which was filed with the SEC on December 28, 2020. These documents can be obtained free of charge from the sources indicated above. Additional information regarding the participants in the proxy solicitations and a description of their direct and indirect interests, by security holdings or otherwise, are contained in the joint proxy statement/prospectus and other relevant materials filed with the SEC on July 2, 2021 and to be filed with the SEC.
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

10.1
Voting Agreement, dated as of March 31, 2021, by and among Nicholas Kovacevich, Greenlane Holdings, Inc. and KushCo Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55418) filed on April 1, 2021).

10.2
Voting Agreement, dated as of March 31, 2021, by and among Dallas Imbimbo, Greenlane Holdings, Inc. and KushCo Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-55418) filed on April 1, 2021).

10.3
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

Date: July 9, 2021	By:	/s/ Nicholas Kovacevich
Nicholas Kovacevich
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: July 9, 2021	By:	/s/ Stephen Christoffersen
Stephen Christoffersen
Chief Financial Officer (Principal Financial Officer)